Form 10-K
period 1991-12-31
QUAD METALS CORP/WA
filed 2001-08-07
CIK 81350

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  1991

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For  the  transition  period

                         Commission  File  Number  1-5996

                             QUAD METALS CORPORATION
             (Exact name of registrant as specified in its charter)

                 WASHINGTON                                   91-083574
(State  of  Incorporation  or  Organization)           (IRS Employer ID Number)

                         601 WEST MAIN AVENUE, SUITE 714
                    (Address of Principal Executive Offices)

                                 (509) 455-9077
                          (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
___  YES    X  NO


     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The registrant's Common Stock held by non-affiliates of the registrant is currently not trading. The aggregate market value June 6, 2001 was nil. As of June 6, 2001 there were 35,474,665 shares of the registrant's common stock outstanding

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

Item  1.   Business                                                         3

Item  2.   Properties                                                       3

Item  3.   Legal  Proceedings                                               3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Members      3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                         4-5

Item  6.   Selected  Financial  Data                                      4-5

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                       5

Item  8.   Financial  Statements                                         6-12

Item  9.   Changes  in  and  Disagreements  with  Accountants               5

                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant     13-14

Item  11.  Executive  Compensation                                      14-15

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management                                                   15-16

Item  13.  Certain  Relationships  and  Related  Transactions              17

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                     17

Signature  Page
Exhibit  Index

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991

                                     PART I

ITEM  1  -  BUSINESS

Quad Metals Corporation (hereinafter "the Company") was incorporated under the laws of the State of Washington on June 5, 1968 and was organized primarily for the purpose of exploring for, acquiring and developing mineral properties with a potential for production.

The registrant's initial and subsequent efforts in the acquisition and exploration of potentially viable and commercial properties were unsuccessful. Consequently, all mining claims were abandoned by December of 1990. Thus the Company conducts no operations or business, and it has no employees and has no plans for such.


ITEM  2  -  PROPERTIES

     As  of  December  31,  1991,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  1991.


                                     PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS

(a)     Market  Information

The bid prices for the Registrant's common stock for the years 1990 and 1991 are as follows:

                                    1990     1991
                                    ----
                              High          Low         High         Low
                            --------     --------     --------     --------
First  Quarter              No Trades    No Trades    No Trades    No Trades
Second  Quarter             No Trades    No Trades    No Trades    No Trades
Third  Quarter               $0.03         $0.03      No Trades    No Trades
Fourth  Quarter              $0.03         $0.02      No Trades    No Trades

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS  (CONTUNUED)

(b)     Approximate  Number  of  Equity  Security  Holders


Title  of  Class                              Number  of  Shareholders of Record
---------------------------                   ----------------------------------
Common stock, no par value                             Approximately  942

(c)  Dividend  Information

       No  dividends  were  paid  by  the  Company  in  1991.

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:
                                       Year Ended December 31,
                        -------------------------------------------------------
                          1987       1988        1989       1990       1991
                        ---------  ---------  ---------  -----------  ---------
Net Revenues            $ 10,112   $    179   $     -0-  $       -0-  $     -0-
Net income (loss)       $  5,179   $ (5,962)  $ (1,152)  $(1,409,868) $     -0-
Per share               $    Nil   $   (Nil)  $   (Nil)  $      (.04) $     Nil
Cash dividends
  per  share            $     -0-  $     -0-  $     -0-  $       -0-  $     -0-


Selected  Balance  Sheet  Data:
                                     Year Ended December 31,
                      -------------------------------------------------------
                        1987       1988        1989       1990       1991
                      ---------  ---------  ---------  -----------  ---------
Current Assets        $  7,982   $  2,020   $    868   $       -0-  $     -0-
Current Liabilities   $     -0-  $     -0-  $     -0-  $       -0-  $     -0-
Working Capital       $  7,982   $  2,020   $    868   $       -0-  $     -0-
Total Assets          $1,411,982 $1,406,020 $1,409,868 $       -0-  $     -0-
Long-term debt        $     -0-  $     -0-  $     -0-  $       -0-  $     -0-
Stockholders' Equity
  (Deficit)           $(775,842) $(781,804) $(782,956) $(2,192,824) $(2,192,824)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had no operating activities during 1991 (no income or expenses), and as of December 31,1991, there were no assets or liabilities.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following Part II of this report.

ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991












                             QUAD METALS CORPORATION

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           December 31, 1991 and 1990





                             QUAD METALS CORPORATION
                           DECEMBER 31, 1991 AND 1990

                                TABLE OF CONTENTS


     FINANCIAL  STATEMENTS  (UNAUDITED)

          Statement  of  Financial  Position  for  the  Years  Ended
                       December  31,  1991  and  1990                        2

     Statements  of  Operations  for  the  Years  Ended
            December  31,  1991  and  1990                                   3

          Statement  of  Changes  in  Stockholders'  Equity  for  the
                       Years  Ended  December  31,  1991  and  1990          4

     Statements  of  Cash  Flows  for  the  Years  Ended
            December  31,  1991  and  1990                                   5

     NOTES  TO  THE  FINANCIAL  STATEMENTS                                   6

                             QUAD METALS CORPORATION
                         STATEMENT OF FINANCIAL POSITION
                           DECEMBER 31, 1991 AND 1990
                                   (UNAUDITED)



                                                   1991           1990
                                              --------------  --------------
ASSETS

     CURRENT ASSETS                           $          -0-  $          -0-
                                              --------------  --------------
TOTAL  ASSETS                                 $          -0-  $          -0-
                                              ==============  ==============


STOCKHOLDERS'  EQUITY

     STOCKHOLDERS'  DEFICIT
       Common stock, no par value;
       40,000,000 shares authorized,
       35, 474, 665 shares issued and
       outstanding                            $   2,192,824   $   2,192,824
              Accumulated deficit                (2,192,824)     (2,192,824)
                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $          -0-  $          -0-
                                              ==============  ==============






























The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1991 AND 1990
                                   (UNAUDITED)



                                                   1991           1990
                                              --------------  --------------

REVENUES                                      $          -0-  $          -0-
                                              --------------  --------------

OPERATING  EXPENSES
    Loss on abandoned mining claims                               1,409,000
    Licenses and fees                                    -0-            867
                                              --------------  --------------
    Total Expenses                                       -0-            -0-

OPERATING INCOME (LOSS)                                  -0-            -0-
                                              --------------  --------------

                                                         -0-     (1,409,867)
                                              --------------  --------------


OTHER  LOSS
     Unrealized loss on marketable securities            -0-              1
                                              --------------  --------------

Total  Other  Income  (Expense)                          -0-              1
                                              --------------  --------------

NET INCOME (LOSS)                             $          -0-  $  (1,409,868)
                                              ==============  ==============

NET LOSS PER COMMON SHARE                     $         -0-   $         (.04)
                                              ==============  ==============





















The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 1991 AND 1990
                                   (UNAUDITED)
   The accompanying notes are an integral part of these financial statements.
                                       -4-
               Page  10  of  18

                               Common Stock
                         --------------------------
                         Number                      Accumulated
                         of Shares     Amount        Deficit       Total
                         ------------  ------------  ------------  ------------
Balance,
December 31, 1989          35,474,665  $ 2,192,824   $  (782,956)  $ 1,409,868

Net  loss                                             (1,409,868)   (1,409,868)
                         ------------  ------------  ------------  ------------
Balance,
December 31, 1990          35,474,665    2,192,824    (2,192,824)           -0-

Net loss                                                      -0-           -0-
                         ------------  ------------  ------------  ------------
Balance,
December 31, 1991          35,474,665  $ 2,192,824   $(2,192,824)  $        -0-
                         ============  ============  ============  ============


































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1991 AND 1990
                                   (UNAUDITED)


                                                   1991           1990
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income  (loss)                         $          -0-  $  (1,409,868)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Loss on abandoned mining claims                     -0-      1,409,000
     Unrealized loss on marketable
       Securities                                        -0-              1
                                              --------------  --------------
Net cash used by operating activities                    -0-           (867)
                                              --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:                -0-             -0-
                                              --------------  --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:                -0-             -0-
                                              --------------  --------------

Net  decrease  in  cash                                  -0-           (867)

Cash,  beginning  of  year                               -0-           (867)
                                              --------------  --------------

Cash,  end  of  year                          $          -0-  $          -0-
                                              ==============  ==============


























The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                          NOTES TO FINANICAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 1991 AND 1990


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

The Company was incorporated in the State of Washington on June 5, 1968 for the primary purpose of acquiring mining claims and exploring for precious mineral deposits. As of December 31, 1990, the Company abandoned all mining claims.

Revenues  and  expenses  are  recognized under the accrual method of accounting.

Costs incurred in the acquisition, exploration and development of mining claims and permits are capitalized. These costs would be amortized on the units-of-production basis upon the production of commercial mineral deposits. Costs incurred for abandoned or unrenewed mining claims and permits are charged to operating expenses at the time of abandonment or non-renewal.

Earnings (loss) per share are calculated using the weighted average method for outstanding shares.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE  2  -  INCOME  TAXES

There is a net operating loss carryover of $1,533,223 to the year ended December 31, 1992. $30,904 in net operating loss carryovers will expire in 1992 if not utilized. The Company has not recorded a deferred tax asset for the future potential benefit of the net operating loss carryovers because it is highly unlikely that they will be utilized prior to their expiration.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991


                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)  Identification  of  Directors.

Name of Director              Age   History
---------------------------   ---   -------------------------------------------

Dr.  Tibor Klobusicky          80   Dr. Klobusicky has been President and
                                    Chief  Executive  Officer  as  well  as a
E.  3612  16th  Avenue              director  since  October  1984.
Spokane,  WA  99203

Stanley  Harrison              65   Mr. Harrison has been a director and Vice
                                    President  of  the  Registrant
E.  10900  Wolf Lodge Bay Road      since  October  1984.
Coeur  d'  Alene,  ID  83814

William E. Cullen              78   Mr. Cullen has been a member of the Board
                                    of  Directors  since  1977.
513  W.  Parkade  Plaza
Spokane,  WA  99201

The bylaws of the Company provide that each Director serve for a period of one year or until his successor is elected and qualified.

There are no arrangements or understanding between any of the Directors or any other persons pursuant to which any Director is to be selected as a Director or nominee.

(b)  Identification  of  Executive  Officers.
     ----------------------------------------

Name of Executive Officers          Age          Title
----------------------------------  ---  --------------------------------------

Dr.  Tibor Klobusicky                80  President and Chief Executive Officer

Stanley  Harrison                    65  Vice  President

William  E.  Cullen                  78  Secretary-Treasurer  and  Principal
                                         Financial  and  Accounting  Officer

Each Officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE REGISTRANT (CONTINUED)

(c)  Identification  of  Certain  Significant  Employees.

The  Registrant  has  no  significant  employees.

(d)  Family  Relationships.

None of the Officers or Directors is related by blood, marriage or adoption to any other of the Officers or Directors.

(e)  Business  Experience.

Dr. Klobusicky is a mining engineer with many years experience in the mining industry in the Pacific Northwest and elsewhere. Dr. Klobusicky is the general manage or Thunder Mountain Gold, Inc., which he organized, and which holds gold claims in the central part of the State of Idaho.

Stanley Harrison has many years experience in mining exploration, development and production in the Coeur d' Alene Silver Belt of Northern Idaho. He owns interests in several of the smaller mining companies in that and other areas.

William E. Cullen is a practicing attorney with wide and varied experience in mining and corporation law. He owns interests in and has represented many mining corporations in the Pacific Northwest.

(f)  Involvement  in  Certain  Legal  Proceedings.

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

ITEM  11  -  EXECUTIVE  COMPENSATION

(a)  (1)  Cash  Compensation:

None of the Officers and Directors received any compensation for acting as such in 1991.

(a)  (2)  Bonuses  and  Deferred  Compensation:

There  are  no  bonuses  or  deferred  compensation.

(b)  (1)  Compensation  Pursuant  to  Plans:

There are no compensation plans. There are no pension plans, stock options, or stock appreciation rights, and none is proposed for the future.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991


ITEM  11  -  EXECUTIVE  COMPENSATION  (CONTINUED)

(c)  Other  Compensation:

None

(d)  Compensation  of  Directors:
     ----------------------------

(1)  Standard  Arrangements.

      There  are  no  standard  arrangements  for  compensating  Directors.

(2)  Other  Arrangements.

     There  are  no  other  arrangements  for  compensating  Directors.

(e)  Termination  of  Employment  and  Change  of  Control  Arrangements.

There are no compensatory plans or arrangements for compensation in the event of termination of employment, resignation, retirement etc.

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

(a)  Security  ownership  of  certain  beneficial  owners.

Title                                          Amount & Nature of    Percent
of Class      Name of Beneficial Owner         Beneficial Ownership  of Class
------------  -------------------------------  --------------------  ---------
Common Stock  Family of Dr. Tibor Klobusicky   9,750,000 shares of
                                               record and owned
                                               beneficially            27.48%

Common Stock  Klobusicky Family Trust          2,000,000 shares of
              E. 3612 16th Ave.                record and owned
              Spokane, WA  99203               beneficially            5.63 %

Common Stock  Klobusicky Family Partnership    1,000,000 shares of
              Spokane, WA  99203               record and owned
                                                beneficially            2.82%

Common Stock  Elizabeth Klobusicky Mailender   2,250,000 shares of
              Haupstrasse 58                   record and owned
              7401 Remmingsheim                beneficially             6.34%
              West Germany

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(a)  Security  ownership  of  certain  beneficial  owners.

Title                                          Amount & Nature of    Percent
of Class      Name of Beneficial Owner         Beneficial Ownership  of Class
------------  -------------------------------  --------------------  ---------
Common Stock  Iris  Momber                     2,250,000 shares of
              E. 3612 16th Avenue              record  and  owned
              Spokane, WA  99203               beneficially            6.34%

Common Stock  Nadine  Young                    2,250,000 shares of
              3804 Indigo                      record  and  owned
              Plano, Texas  75075              beneficially            6.34%

Common Stock  Stanley  Harrison                10,000,000 shares of
              E. 10900 Wolf Lodge Bay Road     record and owned
              Coeur d' Alene, ID 83814         beneficially           28.19%


(b)  Security  ownership  of  management.

Title                                          Amount & Nature of    Percent
of Class      Name of Beneficial Owner         Beneficial Ownership  of Class
------------  -------------------------------  --------------------  ---------
Common Stock     Tibor Klobusicky*             15,750,000              44.40%

Common Stock     Stanley  Harrison             10,000,000 shares of
                                               record and owned
                                               beneficially            28.19%

Common Stock     William  E.  Cullen           51,000 shares  of
                                               record  and  owned
                                               beneficially             1.44%

Total  of  all  Officers and Directors         25,801,000 shares of
                                               record and owned
                                               beneficially            74.03%

* Includes 3,000,000 shares of held of record and owned beneficially by Tibor Klobusicky and 12,750,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr. Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership as set forth in Item 12(a) above.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(a)  Transactions  with  Management  and  Others.
     --------------------------------------------

There have been no transactions or series of transactions since the beginning of the Registrant's last fiscal year, nor are there any currently proposed transactions or series of similar transactions to which the Registrant or any Director or Executive Officer of the Registrant, any security holder who is know to the Registrant to own of record or beneficially more than 5% of any class of the registrant's voting securities, or any member of the immediate family of any of the foregoing persons involving any amount. (There are no nominees for election as Director of the Registrant).

(b)  Certain  Business  Relationships.
     ---------------------------------

There have been no relationships during the last fiscal year of the Registrant between the Registrant, or affiliates as described in Item 404(b) (1-6) of the Regulation S-K.

(c)  Indebtedness  of  Management.

No Director or Executive Officer of the Registrant, nor any member of the immediate family of any such, nor any corporation, nor any trust or estate or any other entity is indebted in any amount to the Registrant.

(d)  Transactions  with  Promoters.

Not  applicable.

                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
FORM  8-K

(a)     Financial  Statements.

Included  in  Part  II  of  the  report.


(b)  Exhibits

         No  additional  exhibits  are  filed  as  a  part  of  this  report.

(c)  Reports  on  Form  8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of 1991.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1991


                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Quad Metals Corporation
                             -----------------------
                                  (Registrant)


/S/  Robert W. O'Brien           June  11,  2001
-------------------------        ---------------
Robert  W.  O'Brien              Date
President  and  Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/  Robert W. O'Brien           June  11,  2001
-------------------------        ---------------
Robert  W.  O'Brien              Date
President  and  Director