Form 10-K
period 1992-12-31
QUAD METALS CORP/WA
filed 2001-08-30
CIK 81350

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  1992

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF  1934  (NO  FEE  REQUIRED)
         For  the  transition  period

                         Commission  File  Number  1-5996

                             QUAD METALS CORPORATION

             (Exact name of registrant as specified in its charter)

              WASHINGTON                                    91-0835748
(State of Incorporation or Organization)            (IRS  Employer  ID  Number)

                         601 WEST MAIN AVENUE, SUITE 714
                    (Address of Principal Executive Offices)

                                 (509) 455-9077
                         (Registrant's Telephone Number)

Securities  Registered  Under  Section  12  (b)  of  the  Act:
                                      NONE
                                      ----
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
( )  YES    (X)  NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The registrant's Common Stock held by non-affiliates of the registrant is currently not trading. The aggregate market value August 15, 2001 was nil. As of August 15, 2001 there were 35,474,665 shares of the registrant's common stock outstanding

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1992

                                TABLE OF CONTENTS

                                        PAGE
                                     PART I

Item  1.   Business                                                        3

Item  2.   Properties                                                      3

Item  3.   Legal  Proceedings                                              3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Members     3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                        3-4

Item  6.   Selected  Financial  Data                                       4

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                      4

Item  8.   Financial  Statements                                        5-10

Item  9.   Changes  in  and  Disagreements  with  Accountants              5

                                    PART III

Item  10.  Directors  and  Executive  Officers  of the Registrant.        11

Item  11.  Executive  Compensation                                        12

Item  12.  Security Ownership of Certain Beneficial Owners
             and  Management                                              13

Item  13.  Certain  Relationships  and  Related  Transactions             14

                                     PART IV

Item  14.  Exhibits,  Financial  Statement  Schedules,  and
           Reports on Form 8-K                                            14

           Signature  Page                                                15

                               QUAD METALS CORPORATION
                             FORM  10-K  ANNUAL  REPORT
                                DECEMBER  31,  1992

                                     PART I

ITEM  1  -  BUSINESS

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

     As  of  December  31,  1992,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  1992.


                                     PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS

(a)     Market  Information

The bid prices for the Registrant's common stock for the years 1991 and 1992 are as follows:

                             1991                           1992
                   -------------------------     -------------------------
                      High            Low            High           Low
                   ----------     ----------     ----------     ----------
First  Quarter     No  Trades     No  Trades     No  Trades     No  Trades
Second  Quarter    No  Trades     No  Trades     No  Trades     No  Trades
Third  Quarter     No  Trades     No  Trades     No  Trades     No  Trades
Fourth  Quarter    No  Trades     No  Trades     No  Trades     No  Trades

                               QUAD METALS CORPORATION
                             FORM  10-K  ANNUAL  REPORT
                                DECEMBER  31,  1992

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS  (CONTUNUED)

(b)     Approximate  Number  of  Equity  Security  Holders


Title  of  Class                              Number  of  Shareholders of Record
--------------------------                    ----------------------------------
Common stock, no par value                           Approximately  942

(c)  Dividend  Information

       No  dividends  were  paid  by  the  Company  in  1992.

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:
                                      Year Ended December 31,
                     ----------------------------------------------------------
                        1988        1989        1990        1991        1992
                     ----------  ----------  ----------  ----------  ----------
Net Revenues         $     179   $      -0-  $      -0-  $      -0-  $      -0-
Net income (loss)    $  (5,962)  $  (1,152)  $(1,409,868)$      -0-  $      -0-
Per share            $    (Nil)  $    (Nil)  $    (.04)  $      Nil  $      Nil
Cash dividends
  per share          $      -0-  $     -0-   $     -0-   $      -0-   $     -0-


Selected  Balance  Sheet  Data:
                                     Year Ended December 31,
                    ----------------------------------------------------------
                       1988        1989        1990        1991        1992
                    ----------  ----------  ----------  ----------  ----------
Current Assets      $   2,020   $     868   $      -0-  $      -0-  $      -0-
Current Liabilities $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Working Capital     $   2,020   $     868   $      -0-  $      -0-  $      -0-
Total Assets        $1,406,020  $1,409,868  $      -0-  $      -0-  $      -0-
Long-term debt      $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Stockholders'
  Equity (Deficit)  $(781,804)  $(782,956)  $(2,192,824)$(2,192,824)$(2,192,824)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had no operating activities during 1992 (no income or expenses), and as of December 31,1992, there were no assets or liabilities.

                               QUAD METALS CORPORATION
                             FORM  10-K  ANNUAL  REPORT
                                DECEMBER  31,  1992

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following Part II of this report.


ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None.






                             QUAD METALS CORPORATION

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           December 31, 1992 and 1991




                             QUAD METALS CORPORATION
                           DECEMBER 31, 1992 AND 1991

                                TABLE OF CONTENTS



     FINANCIAL  STATEMENTS  (UNAUDITED)

          Balance  Sheets  for  the  Years  Ended
                       December  31,  1992  and  1991
2

     Statements  of  Operations  for  the  Years  Ended
            December  31,  1992  and  1991                                   3

     Statement of Changes in Stockholders' Equity (Deficit) for the
            Years  Ended  December  31,  1992  and  1991                     4

     Statements  of  Cash  Flows  for  the  Years  Ended
            December  31,  1992  and  1991                                   5

     NOTES  TO  THE  FINANCIAL  STATEMENTS                                   6

                             QUAD METALS CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1991
                                   (UNAUDITED)



                                                 1992            1991
                                            --------------  --------------
ASSETS

     CURRENT ASSETS                        $           -0-  $          -0-
                                            --------------  --------------
TOTAL  ASSETS                              $           -0-  $          -0-
                                           ================  =============


STOCKHOLDERS'  EQUITY  (DEFICIT)

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Common stock, no par value;
       40,000,000 shares authorized,
       35, 474, 665 shares issued
       and  outstanding                    $    2,192,824   $   2,192,824
     Accumulated deficit                       (2,192,824)     (2,192,824)
                                            --------------  --------------

TOTAL  STOCKHOLDERS'  EQUITY  (DEFICIT)    $           -0-  $          -0-
                                           ================  =============































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991
                                   (UNAUDITED)




                                                 1992            1991
                                            --------------  --------------

REVENUES                                   $           -0-  $          -0-
                                            --------------  --------------

OPERATING EXPENSES                                     -0-             -0-
                                            --------------  --------------

OPERATING INCOME                                       -0-             -0-
                                            --------------  --------------

NET INCOME                                 $           -0-   $         -0-
                                           ================  =============

NET LOSS PER COMMON SHARE                  $            -0-  $         -0-
                                           ================  =============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                             35,474,665     35,474,665
                                           ================  =============































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991
                                   (UNAUDITED)




                             Common Stock
                      ----------------------------
                        Number                       Accumulated
                        of Shares        Amount        Deficit        Total
                      -------------  -------------  -------------  -------------
Balance,
December 31, 1990        35,474,665  $  2,192,824   $ (2,192,824)  $         -0-

Net loss                                                      -0-            -0-
                      -------------  -------------  -------------  -------------
Balance,
December 31, 1991        35,474,665     2,192,824     (2,192,824)            -0-

Net loss                                                      -0-            -0-
                      -------------  -------------  -------------  -------------
Balance,
December 31, 1992        35,474,665  $  2,192,824   $ (2,192,824)  $         -0-
                      =============  =============  =============  =============


































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1992 AND 1991
                                   (UNAUDITED)




                                                 1992            1991
                                            --------------  --------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  income  (loss)                    $          -0-  $          -0-
                                            --------------  --------------
Net cash provided by operating  activities             -0-             -0-
                                            --------------  --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:              -0-             -0-
                                            --------------  --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:              -0-             -0-
                                            --------------  --------------

Net  decrease  in  cash                                -0-             -0-

Cash,  beginning  of  year                             -0-             -0-
                                            --------------  --------------

Cash,  end  of  year                        $          -0-  $          -0-
                                           ================  =============































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                          NOTES TO FINANICAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 1992 AND 1991




NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

The Company was incorporated in the State of Washington on June 5, 1968 for the primary purpose of acquiring mining claims and exploring for precious mineral deposits. As of December 31, 1990, the Company abandoned all mining claims.

Revenues  and  expenses  are  recognized under the accrual method of accounting.

Costs incurred in the acquisition, exploration and development of mining claims and permits are capitalized. These costs would be amortized on the units-of-production basis based upon the production of commercial mineral deposits. Costs incurred for abandoned or unrenewed mining claims and permits are charged to operating expenses at the time of abandonment or non-renewal.

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

There is a net operating loss carryover of $1,533,223 for the year ended December 31, 1992. $9,133 in net operating loss carryovers will expire in 1992 if not utilized. The Company has not recorded a deferred tax asset for the future potential benefit of the net operating loss carryovers because it is highly unlikely that they will be utilized prior to their expiration.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1992


                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)  Identification  of  Directors.


Name of Director               Age  History
-----------------------------  ---  --------------------------------------------
Stanley  Harrison               66   Mr. Harrison has been a director and Vice
E. 10900 Wolf Lodge Bay Road         President of the Registrant since
Coeur d' Alene, ID  83814            October  1984.


The bylaws of the Company provide that each Director serve for a period of one year or until his successor is elected and qualified.

There are no arrangements or understanding between any of the Directors or any other persons pursuant to which any Director is to be selected as a Director or nominee.

(b)  Identification  of  Executive  Officers.


Name of Director               Age  History
-----------------------------  ---  --------------------------------------------
Stanley  Harrison               66  Vice  President


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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1992

ITEM  11  -  EXECUTIVE  COMPENSATION

(a)  (1)  Cash  Compensation:

None of the Officers and Directors received any compensation for acting as such in 1992.


(a)  (2)  Bonuses  and  Deferred  Compensation:

There  are  no  bonuses  or  deferred  compensation.


(b)  (1)  Compensation  Pursuant  to  Plans:

There are no compensation plans. There are no pension plans, stock options, or stock appreciation rights, and none is proposed for the future.


(c)  Other  Compensation:

None


(d)  Compensation  of  Directors:

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1992

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

(a)  Security  ownership  of  certain  beneficial  owners.

                                                  Amount & Nature of    Percent
Title of Class  Name of Beneficial Owner          Beneficial Ownership  of Class
--------------  --------------------------------  --------------------  --------
Common  Stock   Estate of Dr. Tibor Klobusicky    9,750,000 shares of
                                                  record and owned
                                                  beneficially            27.48%
Common  Stock   The Klobusicky Family Trust       2,000,000 shares of
                E. 6312 16th Ave.                 record and owned
                Spokane, WA 99203                 beneficially            5.63 %
Common  Stock   Klobusicky  Family  Partnership   1,000,000 shares of
                Spokane, WA 99203                 record and owned
                                                  beneficially             2.82%
Common  Stock   Elizabeth Klobusicky Mailender    2,250,000 shares of
                Haupstrasse 58                    record and owned
                7401 Remmingsheim W. Germany      beneficially             6.34%
Common  Stock   Iris  Momber                      2,250,000 shares of
                E. 3612 16th Ave                  record and owned
                Spokane, WA 99203                 beneficially             6.34%
Common  Stock   Nadine  Young                     2,250,000 shares of
                3804 Indigo                       record  and  owned
                Plano, Texas 75075                beneficially             6.34%
Common  Stock   Stanley  Harrison                 10,000,000 shares of
                E. 10900 Wolf Lodge Bay Road      record and owned
                Coeur d' Alene, ID 83814          beneficially            28.19%

(b)  Security  ownership  of  management.
     ------------------------------------


                                                  Amount & Nature of    Percent
Title of Class  Name of Beneficial Owner          Beneficial Ownership  of Class
--------------  --------------------------------  --------------------  --------
Common Stock    Estate of Tibor Klobusicky*       15,750,000              44.40%
Common  Stock   Stanley  Harrison                 10,000,000 shares of
                                                  record and owned
                                                  beneficially            28.19%
Total  of  all  Officers and Directors            25,750,000 shares of
                                                  record and owned
                                                  beneficially            72.59%

* Includes 3,000,000 shares of held of record and owned beneficially by the Estate of Tibor Klobusicky and 12,750,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr.
Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership as set forth in Item 12(a) above.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1992


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(a)  Transactions  with  Management  and  Others.
     --------------------------------------------

There have been no transactions or series of transactions since the beginning of the Registrant's last fiscal year, nor are there any currently proposed transactions or series of similar transactions to which the Registrant or any Director or Executive Officer of the Registrant, any security holder who is known to the Registrant to own of record or beneficially more than 5% of any class of the registrant's voting securities, or any member of the immediate family of any of the foregoing persons involving any amount. (There are no nominees for election as Director of the Registrant).


(b)  Certain  Business  Relationships.
     ---------------------------------

There have been no relationships during the last fiscal year of the Registrant between the Registrant, or affiliates as described in Item 404(b) (1-6) of the Regulation S-K.

(c)  Indebtedness  of  Management.
     -----------------------------

No Director or Executive Officer of the Registrant, nor any member of the immediate family of any such, nor any corporation, nor any trust or estate or any other entity is indebted in any amount to the Registrant.

(d)  Transactions  with  Promoters.
     ------------------------------

Not  applicable.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Financial  Statements.

Included  in  Part  II  of  the  report.


(b)  Exhibits

No  additional  exhibits  are  filed  as  a  part  of  this  report.

(c)  Reports  on  Form  8-K

No reports on Form 8-K were filed by the Registrant during the last quarter of 1992.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1992



                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Quad Metals Corporation
                             -----------------------
                                  (Registrant)


/S/  Robert W. O'Brien          August  15,  2001
----------------------------    -----------------
Robert  W.  O'Brien                    Date
President  and  Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/  Robert W. O'Brien          August  15,  2001
----------------------------    -----------------
Robert  W.  O'Brien                    Date
President  and  Director