Form 10-K
period 1993-12-31
QUAD METALS CORP/WA
filed 2001-09-10
CIK 81350

QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT

                                DECEMBER 31, 1993

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  year  ended  December  31,  1993

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

Securities  Registered  Under  Section  12  (b)  of  the  Act:
                                      NONE
                                (Title of Class)

Securities  Registered  Under  Section  12  (g)  of  the  Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
( )  YES    (X)  NO

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The registrant's Common Stock held by non-affiliates of the registrant is currently not trading. The aggregate market value August 24, 2001 was nil. As of August 24, 2001 there were 35,474,665 shares of the registrant's common stock outstanding

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

                                TABLE OF CONTENTS

                                                                           PAGE
                                     PART I

Item  1.   Business                                                         3

Item  2.   Properties                                                       3

Item  3.   Legal  Proceedings                                               3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Members      3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                           3

Item  6.   Selected  Financial  Data                                        4

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                       4

Item  8.   Financial  Statements                                         5-10

Item  9.   Changes  in  and  Disagreements  with  Accountants               4

                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant        11

Item  11.  Executive  Compensation                                         12

Item  12.  Security Ownership of Certain Beneficial Owners and
           Management                                                      13

Item  13.  Certain  Relationships  and  Related  Transactions              14

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                     14


Signatures                                                                 15

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

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

     As  of  December  31,  1993,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  1993.

                                     PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS

(a)     Market  Information

The bid prices for the Registrant's common stock for the years 1991 and 1992 are as follows:

                             1992                          1993
                   -------------------------     -------------------------
                      High            Low            High           Low
                   ----------     ----------     ----------     ----------
First  Quarter     No  Trades     No  Trades     No  Trades     No  Trades
Second  Quarter    No  Trades     No  Trades     No  Trades     No  Trades
Third  Quarter     No  Trades     No  Trades     No  Trades     No  Trades
Fourth  Quarter    No  Trades     No  Trades     No  Trades     No  Trades

(b)     Approximate  Number  of  Equity  Security  Holders

Title  of  Class                       Number  of  Shareholders of Record
--------------------------             ----------------------------------
Common stock, no par value             Approximately  942

(c)  Dividend  Information
---------------------

       No  dividends  were  paid  by  the  Company  in  1993.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:

                                     Year Ended December 31,
                     -----------------------------------------------------------
                        1989         1990        1991        1992        1993
                     ----------- ----------- ----------- ----------- -----------
Net Revenues         $      -0-  $      -0-  $      -0-  $      -0-  $       -0-
Net income (loss)    $  (1,152)  $(1,409,868)$      -0-  $      -0-  $       -0-
Per share            $    (Nil)  $     (.04) $      Nil  $      Nil  $       Nil
Cash dividends
  per share          $      -0-  $      -0-  $      -0-  $      -0-  $       -0-

Selected  Balance  Sheet  Data:
                                    Year Ended December 31,
                    -----------------------------------------------------------
                       1989         1990        1991        1992        1993
                    ----------- ----------- ----------- ----------- -----------
Current Assets      $      868  $      -0-  $      -0-  $      -0-  $      -0-
Current Liabilities $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Working Capital     $      868  $      -0-  $      -0-  $      -0-  $      -0-
Total Assets        $1,409,868  $      -0-  $      -0-  $      -0-  $      -0-
Long-term debt      $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Stockholders'
  Equity (Deficit)  $ (782,956) $(2,192,824)$(2,192,824)$(2,192,824)$(2,192,824)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had no operating activities during 1993 (no income or expenses), and as of December 31,1993, there were no assets or liabilities.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following Part II of this report.

ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993







                             QUAD METALS CORPORATION

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           December 31, 1993 and 1992







                             QUAD METALS CORPORATION
                           DECEMBER 31, 1993 AND 1992

                                TABLE OF CONTENTS


     FINANCIAL  STATEMENTS  (UNAUDITED)

     Balance  Sheets  for  the  Years  Ended
            December  31,  1993  and  1992                               2

     Statements  of  Operations  for  the  Years  Ended
            December  31,  1993  and  1992                               3

      Statement of Changes in Stockholders' Equity (Deficit) for the
            Years  Ended  December  31,  1993  and  1992                 4

     Statements  of  Cash  Flows  for  the  Years  Ended
            December  31,  1993  and  1992                               5

     NOTES  TO  THE  FINANCIAL  STATEMENTS                               6

                             QUAD METALS CORPORATION
                                 BALANCE SHEETS
                            DECEMBER 31, 1993AND 1992
                                   (UNAUDITED)


                                                    1993            1992
                                               --------------  --------------
ASSETS

CURRENT ASSETS                                 $          -0-  $          -0-
                                               --------------  --------------

TOTAL  ASSETS                                  $          -0-  $          -0-
                                               ==============  ==============


STOCKHOLDERS'  EQUITY  (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, no par value; 40,000,000
    shares authorized, 35, 474, 665
    shares  issued  and  outstanding           $   2,192,824   $   2,192,824
  Accumulated deficit                             (2,192,824)     (2,192,824)
                                               --------------  --------------

TOTAL  STOCKHOLDERS'  EQUITY  (DEFICIT)        $          -0-  $          -0-
                                               ==============  ==============
































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992
                                   (UNAUDITED)




                                                    1993            1992
                                               --------------  --------------

REVENUES                                       $          -0-  $          -0-
                                               --------------  --------------

OPERATING EXPENSES                                        -0-             -0-
                                               --------------  --------------

OPERATING INCOME                                          -0-             -0-
                                               --------------  --------------

NET INCOME                                     $          -0-  $          -0-
                                               ==============  ==============


NET LOSS PER COMMON SHARE                      $          -0-  $          -0-
                                               ==============  ==============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                            35,474,665      35,474,665
                                               ==============  ==============





























The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992
                                   (UNAUDITED)

                             Common Stock
                       --------------------------
                       Number                      Accumulated
                       of Shares     Amount        Deficit       Total
                       ------------  ------------  ------------  ------------
Balance,
December 31, 1991        35,474,665  $ 2,192,824   $(2,192,824)  $        -0-

Net loss                                                    -0-           -0-
                       ------------  ------------  ------------  ------------

Balance,
December 31, 1992        35,474,665    2,192,824    (2,192,824)           -0-

Net loss                                                    -0-           -0-
                       ------------  ------------  ------------  ------------

Balance,
December 31, 1993        35,474,665  $  2,192,824  $(2,192,824)  $        -0-
                       ============  ============  ============  ============



































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992
                                   (UNAUDITED)
    The accompanying notes are an integral part of these financial statements
                                       -5-
               Page  11  of  18


                                                    1993            1992
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income  (loss)                          $          -0-  $          -0-
                                               --------------  --------------

Net cash provided by operating activities                 -0-             -0-
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:                     -0-             -0-
                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:                     -0-             -0-
                                               --------------  --------------

Net  decrease  in  cash                                   -0-             -0-

Cash,  beginning  of  year                                -0-             -0-
                                               --------------  --------------

Cash,  end  of  year                           $          -0-  $          -0-
                                               ==============  ==============



























The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                          NOTES TO FINANICAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 1993 AND 1992




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

There is a net operating loss carryover of $1,524,090 for the year ended December 31, 1993. The Company has not recorded a deferred tax asset for the future potential benefit of the net operating loss carryovers because it is highly unlikely that they will be utilized prior to their expiration.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)  Identification  of  Directors.
     ------------------------------

Name of Director                Age   History
---------------------------     ---   -----------------------------------------
Stanley  Harrison                67   Mr. Harrison has been a director and Vice
E. 10900 Wolf Lodge Bay Rd            President of the Registrant since October
Coeur  d'  Alene,  ID  83814          1984.

The bylaws of the Company provide that each Director serve for a period of one year or until his successor is elected and qualified.

There are no arrangements or understanding between any of the Directors or any other persons pursuant to which any Director is to be selected as a Director or nominee.

(b)  Identification  of  Executive  Officers.
     ----------------------------------------

Name of Executive Officers       Age          Title
-----------------------------    ---          ----------------------
Stanley  Harrison                 67          Vice  President

Each Officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

(c)  Identification  of  Certain  Significant  Employees.
     ----------------------------------------------------

The  Registrant  has  no  significant  employees.

(d)  Family  Relationships.
     ----------------------

None of the Officers or Directors is related by blood, marriage or adoption to any other of the Officers or Directors.

(e)  Business  Experience.
     ---------------------

Stanley Harrison has many years experience in mining exploration, development and production in the Coeur d' Alene Silver Belt of Northern Idaho. He owns interests in several of the smaller mining companies in that and other areas.

(f)  Involvement  in  Certain  Legal  Proceedings.
     ---------------------------------------------

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

ITEM  11  -  EXECUTIVE  COMPENSATION

(a)  (1)  Cash  Compensation:
          -------------------

None of the Officers and Directors received any compensation for acting as such in 1993.

(a)  (2)  Bonuses  and  Deferred  Compensation:
          -------------------------------------

There  are  no  bonuses  or  deferred  compensation.

(b)  (1)  Compensation  Pursuant  to  Plans:
          ----------------------------------

There are no compensation plans. There are no pension plans, stock options, or stock appreciation rights, and none is proposed for the future.

(c)  Other  Compensation:
     --------------------

None

(d)  Compensation  of  Directors:
     ----------------------------

(1)     Standard  Arrangements.

      There  are  no  standard  arrangements  for  compensating  Directors.

(2)  Other  Arrangements.

         There  are  no  other  arrangements  for  compensating  Directors.

(e)  Termination  of  Employment  and  Change  of  Control  Arrangements.
     --------------------------------------------------------------------

There are no compensatory plans or arrangements for compensation in the event of termination of employment, resignation, retirement etc.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

(a)  Security  ownership  of  certain  beneficial  owners.
     -----------------------------------------------------

                                                 Amount & Nature of    Percent
Title of Class  Name of Beneficial Owner         Beneficial Ownership  of Class
--------------  -------------------------------  --------------------  --------
Common  Stock   Estate of Dr. Tibor Klobusicky   9,750,000 shares of
                                                 record and owned
                                                 beneficially           27.48%
Common  Stock   The Klobusicky Family Trust      2,000,000 shares of
                E. 3612 16th Ave.                record and owned
                Spokane, WA  99203               beneficially           5.63 %
Common  Stock   Klobusicky Family Partnership    1,000,000  shares of
                Spokane, WA 99203                record and owned
                                                 beneficially            2.82%
Common  Stock   Elizabeth Klobusicky Mailender   2,250,000 shares of
                Haupstrasse 58                   record and owned
                7401 Remmingsheim                beneficially            6.34%
                West Germany
Common  Stock   Iris  Momber                     2,250,000 shares of
                E. 3612 16th Avenue              record and owned
                Spokane, WA  99203               beneficially            6.34%

Common Stock    Nadine  Young                    2,250,000 shares of
                3804 Indigo                      record and owned
                Plano, Texas  75075              beneficially            6.34%

(a)  Security  ownership  of  certain  beneficial  owners.
     -----------------------------------------------------

                                                 Amount & Nature of    Percent
Title of Class  Name of Beneficial Owner         Beneficial Ownership  of Class
--------------  -------------------------------  --------------------  --------
Common  Stock   Stanley  Harrison                10,000,000 shares of
                E. 10900 Wolf Lodge Bay Road     record and owned
                Coeur d' Alene, ID 83814         beneficially            28.19%

(b)  Security  ownership  of  management.
     ------------------------------------
                                                 Amount & Nature of    Percent
Title of Class  Name of Beneficial Owner         Beneficial Ownership  of Class
--------------  -------------------------------  --------------------  --------
Common Stock    Estate of Tibor Klobusicky*      15,750,000              44.40%
Common  Stock   Stanley  Harrison                10,000,000 shares of
                                                 record and owned
                                                 beneficially            28.19%
Total  of  all  Officers and Directors           25,750,000 shares of
                                                 record and owned
                                                 beneficially            72.59%

* Includes 3,000,000 shares of held of record and owned beneficially by the Estate of Tibor Klobusicky and 12,750,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr.
Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership as set forth in Item 12(a) above.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993

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

(d)  Transactions  with  Promoters.
     ------------------------------

Not  applicable.

                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
             FORM  8-K

(a)     Financial  Statements.
---     ----------------------

Included  in  Part  II  of  the  report.

(b)  Exhibits
--------

     No  additional  exhibits  are  filed  as  a  part  of  this  report.

(c)  Reports  on  Form  8-K
----------------------

     No reports on Form 8-K were filed by the Registrant during the last quarter of 1993.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1993


                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Quad Metals Corporation
                             -----------------------
                                  (Registrant)


/S/ Robert W. O'Brien                             August  24,  2001
-----------------------                           -----------------
Robert  W.  O'Brien                                     Date
President  and  Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


/S/ Robert W. O'Brien                             August  24,  2001
-----------------------                           -----------------
Robert  W.  O'Brien                                     Date
President  and  Director