Form 10-K
period 1997-12-31
QUAD METALS CORP/WA
filed 2001-09-11
CIK 81350

QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT

                                DECEMBER 31, 1997

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  year  ended  December  31,  1997

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

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

     As  of  December  31,  1997,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  1997.

                                     PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS

(a)     Market  Information
---     -------------------
The bid prices for the Registrant's common stock for the years 1996 and 1997 are as follows:
                             1996                           1997
                   -------------------------     -------------------------
                      High            Low            High           Low
                   ----------     ----------     ----------     ----------
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

(b)     Approximate  Number  of  Equity  Security  Holders
        --------------------------------------------------

Title  of  Class                              Number  of  Shareholders of Record
------------------------------------          ----------------------------------
Common  stock,  no  par  value                Approximately  942

(c)  Dividend  Information
      ---------------------

       No  dividends  were  paid  by  the  Company  in  1997.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:
                                     Year Ended December 31,
                     -----------------------------------------------------------
                        1993         1994        1995        1996        1997
                     ----------- ----------- ----------- ----------- -----------
Net Revenues         $      -0-  $      -0-  $      -0-  $      -0-  $       -0-
Net income (loss)    $      -0-  $      -0-  $      -0-  $      -0-  $       -0-
Per share            $      Nil  $      Nil  $      Nil  $      Nil  $       Nil
Nil
Cash dividends
  per share          $      -0-  $      -0-  $      -0-  $      -0-  $       -0-

Selected  Balance  Sheet  Data:
                                     Year Ended December 31,
                     -----------------------------------------------------------
                        1993         1994        1995        1996        1997
                     ----------- ----------- ----------- ----------- -----------
Current Assets      $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Current Liabilities $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Working Capital     $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Total Assets        $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Long-term debt      $      -0-  $      -0-  $      -0-  $      -0-  $      -0-
Stockholders'
  Equity  (Deficit) $(2,192,824)$(2,192,824)$(2,192,824)$(2,192,824)$(2,192,824)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had no operating activities during 1997 (no income or expenses), and as of December 31,1997, there were no assets or liabilities.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  company's  financial  statements  appear  following Part II of this report.


ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

None.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997




                             QUAD METALS CORPORATION

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           December 31, 1997 and 1996

















                             QUAD METALS CORPORATION
                           DECEMBER 31, 1997 AND 1996

                                TABLE OF CONTENTS






     FINANCIAL  STATEMENTS  (UNAUDITED)

     Balance  Sheets  for  the  Years  Ended
            December  31,  1997  and  1996                                   2

     Statements  of  Operations  for  the  Years  Ended
            December  31,  1997  and  1996                                   3

     Statement  of  Changes  in  Stockholders'  Equity (Deficit) for the
             Years  Ended  December  31,  1997  and  1996                    4

     Statements  of  Cash  Flows  for  the  Years  Ended
            December  31,  1997  and  1996                                   5

     NOTES  TO  THE  FINANCIAL  STATEMENTS                                   6

                             QUAD METALS CORPORATION
                                 BALANCE SHEETS
                            DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)





                                                    1997            1996
                                               --------------  --------------
ASSETS

CURRENT ASSETS                                 $          -0-  $          -0-
                                               --------------  --------------

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

                             QUAD METALS CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)



                                                    1997            1996
                                               --------------  --------------

REVENUES                                       $          -0-  $          -0-
                                               --------------  --------------

OPERATING EXPENSES                                        -0-             -0-
                                               --------------  --------------

OPERATING INCOME                                          -0-             -0-
                                               --------------  --------------

NET INCOME                                     $          -0-  $          -0-
                                               ==============  ==============


NET LOSS PER COMMON SHARE                      $          -0-  $          -0-
                                               ==============  ==============


WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                            35,474,665      35,474,665
                                               ==============  ==============






























The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                             Common Stock
                       --------------------------
                       Number                      Accumulated
                       of Shares     Amount        Deficit       Total
                       ------------  ------------  ------------  ------------

Balance,
December 31, 1995        35,474,665  $ 2,192,824   $(2,192,824)  $        -0-

Net loss                                                    -0-           -0-
                       ------------  ------------  ------------  ------------

Balance,
December 31, 1996        35,474,665  $ 2,192,824   $(2,192,824)  $        -0-

Net loss                                                    -0-           -0-
                       ------------  ------------  ------------  ------------

Balance,
December 31, 1997        35,474,665  $ 2,192,824   $(2,192,824)  $        -0-
                       ============  ============  ============  ============

































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)


                                                    1997            1996
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income  (loss)                          $          -0-  $          -0-
                                               --------------  --------------

Net cash provided by operating activities                 -0-             -0-
                                               --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:                     -0-             -0-
                                               --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:                     -0-             -0-
                                               --------------  --------------

Net  decrease  in  cash                                   -0-             -0-

Cash,  beginning  of  year                                -0-             -0-
                                               --------------  --------------

Cash,  end  of  year                           $          -0-  $          -0-
                                               ==============  ==============































The accompanying notes are an integral part of these financial statements.

                             QUAD METALS CORPORATION
                          NOTES TO FINANICAL STATEMENTS
                                   (UNAUDITED)
                           DECEMBER 31, 1997 AND 1996


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

There is a net operating loss carryover of $1,441,846 for the year ended December 31, 1997. $1,727 in net operating loss carryovers will expire in 1997 if not utilized The Company has not recorded a deferred tax asset for the future potential benefit of the net operating loss carryovers because it is highly unlikely that they will be utilized prior to their expiration.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(a)  Identification  of  Directors.
     ------------------------------
Name of Director                Age   History
---------------------------     ---   -----------------------------------------
Stanley  Harrison                71   Mr. Harrison has been a director and Vice
E. 10900 Wolf Lodge Bay Rd            President of the Registrant since October
Coeur  d'  Alene,  ID  83814          1984.

The bylaws of the Company provide that each Director serve for a period of one year or until his successor is elected and qualified.

There are no arrangements or understanding between any of the Directors or any other persons pursuant to which any Director is to be selected as a Director or nominee.

(b)  Identification  of  Executive  Officers.
     ----------------------------------------

Name of Executive Officers       Age          Title
-----------------------------    ---          ----------------------
Stanley  Harrison                 71          Vice  President

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

ITEM  11  -  EXECUTIVE  COMPENSATION

(a)  (1)  Cash  Compensation:
          -------------------

None of the Officers and Directors received any compensation for acting as such in 1997.

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

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

(c)  Reports  on  Form  8-K
----------------------

     No reports on Form 8-K were filed by the Registrant during the last quarter of 1997.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1997

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