Form 10-K
period 1998-12-31
QUAD METALS CORP/WA
filed 2002-03-29
CIK 81350

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

(Mark  One)
(X) ANNUAL REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For  the  year  ended  December  31,  1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For  the  transition  period

                         Commission  File  Number 1-5996

                             QUAD METALS CORPORATION
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                      91-0835748
(State or Other Jurisdiction of                    (IRS Employer Id. Number)
Incorporation  or  Organization)

                     601 WEST MAIN AVENUE, SUITE 714  99201
              (Address of principal executive offices and Zip Code)

                                 (509) 455-9077
              (Registrant's telephone number, including area code)

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

     Indicate  by  check  mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-K. (X)

     The  registrant  had  no  revenue  for  the  most  recent  fiscal  year.

     The registrant's Common Stock held by non-affiliates of the registrant is currently not trading. The aggregate market value March 15, 2002 was nil. As of March 15, 2002 there were 95,474,665 shares of the registrant's common stock outstanding.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

Item  1.   Business                                                          3

Item  2.   Properties                                                        3

Item  3.   Legal  Proceedings                                                3

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders       3

                                     PART II

Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                            3

Item  6.   Selected  Financial  Data                                         4

Item  7.   Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results  of  Operations                      4-5

Item  7A  Quantitative  and  Qualitative Disclosures about Market Risk       5

Item  8.   Financial  Statements  (Unaudited)                             6-13

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial  Disclosures                            14

                                    PART III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant      14-15

Item  11.  Executive  Compensation                                          15

Item  12.  Security Ownership of Certain Beneficial Owners and Management   16

Item  13.  Certain  Relationships  and  Related  Transactions               17

                                     PART IV

Item  14.  Exhibits,  Financial  Statement  Schedules,  and
           Reports on Form 8-K                                              17

Signatures                                                                  18

Exhibit 3.0                                                 appended to filing

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

                                     PART I

ITEM  1  -  BUSINESS

Quad Metals Corporation (the "Company") is a Washington corporation incorporated in 1968. The Company was formed to acquire interests in mining properties and explore for precious metals and other commercial minerals. The Company was unsuccessful in its activities and has been substantially inactive since 1991.

During 1998, the Company reinstated its corporate charter in the State of Washington and began efforts to favorably position itself to seek alternative business opportunities.

ITEM  2  -  PROPERTIES

As  of  December  31,  1998,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  1998.



                                     PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS

The Company's common stock has been inactive for several years and there is currently not a public trading market for the Company's common stock on any organized exchange.

Holders.     The  number  of  stockholders  of  record  on  March  15,  2002 was approximately  942.

Dividends.     The Company has declared no cash or stock dividends on its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

Selected  Income  Statement  Data:
                                           Year Ended December 31,
                               ------------------------------------------------
                                 1994      1995      1996      1997     1998
                               --------  --------  --------  --------  --------

Net Revenues                        -0-       -0-       -0-       -0-       -0-
Net income (loss)                   -0-       -0-       -0-       -0-   (2,824)
Per share                           Nil       Nil       Nil       Nil       Nil
Cash dividends per  share      $    -0-       -0-       -0-       -0-       -0-

Selected  Balance  Sheet  Data:
                                         Year Ended December 31,
                      ----------------------------------------------------------
                          1994       1995        1996        1997        1998
                      ----------  ----------  ----------  ----------  ----------

Current Assets               -0-         -0-         -0-         -0-         -0-
Current Liabilities          -0-         -0-         -0-         -0-      2,824

Working Capital              -0-         -0-         -0-         -0-     (2,824)
Total Assets                 -0-         -0-         -0-         -0-         -0-
Long-term debt               -0-         -0-         -0-         -0-         -0-
Stockholders' Equity
  (Deficit)          (2,192,824) (2,192,824) (2,192,824) (2,192,824) (2,195,648)

ITEM  7  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
            AND  RESULTS  OF  OPERATIONS

     PLAN  OF  OPERATIONS

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The primary method the Company will use to find potential merger or acquisition candidates will be to run classified ads seeking companies, which are looking to merge with a public shell.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

ITEM  7  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
              AND  RESULTS  OF  OPERATIONS  (CONTINUED)

     FINANCIAL  CONDITION  AND  LIQUIDITY

Total assets at December 31, 1998 were $0, no change from the prior year. During the year ended December 31, 1998 no cash was generated or used by operating activities of the Company. The Company has no recurring revenue from operating activities and plans to fund its future operations through sales of its unregistered common stock.

ITEM  7A  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOURES  ABOUT  MARKET  RISK

At December 31, 1998, the Company was not and currently is not exposed to foreign currency, interest rate and securities price risks.







              [The balance of this page left intentionally blank.]

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998


ITEM  8  -  FINANCIAL  STATEMENTS  (UNAUDITED)

INDEX  TO  FINANCIAL  STATEMENTS

     Page
     ----


Balance  Sheets,  December  31,  1998,  1997  and  1996                 7

Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996                                     8

Statements of Changes in Stockholders' Deficit
for  the  years  ended  December  31, 1998, 1997 and 1996               9

Statements of Cash Flows for the years
ended December 31, 1998, 1997 and 1996                                 10

Notes  to  Financial  Statements                                    11-13

QUAD METALS CORPORATION
BALANCE  SHEETS  (UNAUDITED)
December  31,  1998,  1997  and  1996


                                     ASSETS


                                        1998          1997          1996
                                    ------------  ------------  ------------

TOTAL ASSETS                        $         0   $         0   $         0
                                    ============  ============  ============




                      LIABILITES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
  Accounts payable                  $     2,824   $         0   $         0
                                    ------------  ------------  ------------
TOTAL LIABILITIES                         2,824             0             0
                                    ------------  ------------  ------------

Stockholders' deficit:
Common stock, no par value,
  40,000,000 shares authorized,
  35,474,665 shares issued and
  outstanding                         2,192,824     2,192,824     2,192,824
Accumulated deficit                  (2,195,648)   (2,192,824)   (2,192,824)
                                    ------------  ------------  ------------
    Total stockholders' deficit          (2,824)            0             0
                                    ------------  ------------  ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT            $         0   $         0   $         0
                                    ============  ============  ============






















The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATION
STATEMENTS  OF  OPERATIONS  (UNAUDITED)
For  the  years  ended  December  31,  1998,  1997  and  1996



                                        1998          1997          1996
                                    ------------  ------------  ------------
Operating  expenses:
  Legal expense                     $     2,824   $         0   $         0
                                    ------------  ------------  ------------

NET LOSS                            $    (2,824)  $         0   $         0
                                    ============  ============  ============


Net loss per common share           $       Nil   $       Nil   $       Nil
                                    ============  ============  ============


Weighted  average  common
shares  outstanding-basic            35,474,665    35,474,665    35,474,665
                                    ============  ============  ============





































The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATION
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT  (UNAUDITED)
For  the  years  ended  December  31,  1998,  1997  and  1996


                              COMMON STOCK
                       --------------------------   ACCUMULATED
                           SHARES       AMOUNT      DEFICIT         TOTAL
                       ------------  ------------  ------------  ------------
BALANCE,
 December 31, 1995       35,474,665  $ 2,192,824   $(2,192,824)  $         0

Net  loss
                       ------------  ------------  ------------  ------------
BALANCE,
 December 31, 1996       35,474,665   $2,192,824   $(2,192,824)  $         0

Net  loss
                       ------------  ------------  ------------  ------------
BALANCE,
 December 31, 1997       35,474,665  $ 2,192,824   $(2,192,824)  $         0

Net loss                                                (2,824)       (2,824)
                       ------------  ------------  ------------  ------------
BALANCE,
 December 31, 1998       35,474,665  $ 2,192,824   $(2,195,648)  $    (2,824)
                       ============  ============  ============  ============

































   The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATION
STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
For  the  years  ended  December  31,  1998,  1997  and  1996



                                           1998          1997          1996
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net loss                             $    (2,824)  $         0   $         0
  Change  in:
    Accounts payable                         2,824             0             0
                                       ------------  ------------  ------------
Net cash used by operating activities            0             0             0
                                       ------------  ------------  ------------

Net change in cash                               0             0             0

Cash, beginning of year                          0             0             0
                                       ------------  ------------  ------------

               Cash, end of year       $         0   $         0   $         0
                                       ============  ============  ============





































The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)

1.     ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Quad Metals Corporation (the "Company") is a Washington corporation incorporated in 1968. The Company was formed to acquire interests in mining properties and explore for precious metals and other commercial minerals. The Company was unsuccessful in its activities and has been substantially inactive since 1991.

During 1998, the Company reinstated its corporate charter in the State of Washington and began efforts to favorably position itself to seek alternative business opportunities.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use  of  Estimates
------------------

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income  Taxes
-------------

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Fair  Values  of  Financial  Instruments
----------------------------------------

The carrying amounts of financial instruments, including accounts payable, approximated their fair values as of December 31, 1998, 1997, and 1996.

Loss  Per  Share
----------------

Such amounts, representing basic and diluted loss per share, are computed based on the weighted average number of shares outstanding during the years ended December 31, 1998, 1997, and 1996.

Mining  Properties
------------------

In prior years the Company owned or controlled properties on private and public lands in several states in the Western United States for purposes of exploring for and developing commercial mineral deposits. The Company's exploration efforts on its properties proved unsuccessful, and as of December 31, 1991, the Company had abandoned all of its interests in mineral and mining properties. The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company's management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

QUAD METALS CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)


2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  Accounting  Pronouncements
-------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

3.     INCOME  TAXES

At December 31, 1998, 1997, and 1996 the Company had federal tax-basis net operating loss carryforwards totaling approximately $1,420,000 which will expire in various amounts from 1999 through 2018. The deferred tax asset associated with these operating loss carryforwards is approximately $483,000 for the years ended December 31, 1998, 1997, and 1996 and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

4.     STOCKHOLDERS'  DEFICIT

Common  Stock
-------------

The Company has one class of no par value common stock authorized and outstanding. During a meeting of shareholders on March 15, 1984, the Company's Articles of Incorporation were amended to increase the number of shares authorized for issue from 10,000,000 to 40,000,000. During an annual meeting of shareholders ordered by the Superior Court of the State of Washington on September 17, 1998, the articles of incorporation were again amended to increase the number of shares authorized for issue to 100,000,000. The amendment took effect upon its filing with the Secretary of the State of Washington in December of 2001. In prior years the Company's stock was traded on the Spokane Stock Exchange in Spokane, Washington. Since 1990, however, very little trading has taken place, and there is essentially no active market for the Company's stock.

Preferred  Stock
----------------

During the annual meeting of shareholders on September 17, 1998, the Company's Articles of Incorporation were amended to authorize 10,000,000 shares of no par value preferred stock. The preferred stock is entitled to preference over common stock of the Company with respect to the distribution of assets in the event of liquidation or dissolution. The preferred stock may be divided into and issued in designated series as determined by the Company's board of directors. The amendment took effect upon its filing with the Secretary of the State of Washington in December of 2001.

QUAD METALS CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)

5.     RELATED  PARTY  TRANSACTIONS

The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in these financial statements and not material to the financial statements. For the years ended December 31, 1998 the Company expended $2,824 for legal services relating to reinstating the Company's corporate charter and amending its Articles of Incorporation. The services were provided by Gregory B. Lipsker, the Company's legal counsel and an officer and director up until June 1, 2001, at which time Mr. Lipsker tendered his resignation as an officer and a director of the Company. At December 31, 1998 the Company had accrued $ 2,824 to Mr. Lipsker for legal services provided.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None


                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Directors  and  Executive  Officers.

The names, ages, business experience and positions of our directors and executive officers as of December 31, 1998 are set out below. The Company's board of directors consisted of three members at such date. All directors serve until their successors are elected and qualified.

     NAME                    AGE     POSITION
--------------------------  -----  -------------------------------------------
     Gregory  B.  Lipsker     48     President  and  a  director
     Eunice  R.  Campbell     53     Secretary,  Treasurer  and  a  director
     William  R.  Green       60     Vice-President  and  a  director

Each Officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

Biographies  of  Directors,  Executive  Officers,  and  Key  Individuals.

Gregory  B.  Lipsker.
---------------------

Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker's practice emphasizes corporate and securities matters. Mr. Lipsker is an executive officer of Metaline Mining and Leasing Company and Cimarron-Grandview Group, Inc., both publicly held, inactive mining exploration companies.

Eunice  R.  Campbell.
---------------------

Mrs. Campbell is a retired businesswoman. Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency. Mrs. Campbell is an executive officer and director of Metaline Mining and Leasing Company and Cimarron-Grandview Group, Inc., both publicly held, inactive mining exploration companies.

Dr.  William  R.  Green.
------------------------

William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965-1983. He has been actively involved in the mining business since 1962 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources, Ltd., and US Companies Mines Management, Inc., Metaline Mining and Leasing, Co., and Cimarron-Grandview Group, Inc., all publicly held companies, the latter two being inactive mining exploration companies.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE REGISTRANT (CONTINUED)

Involvement  in  Certain  Legal  Proceedings

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

ITEM  11  -  EXECUTIVE  COMPENSATION

(a)  (1)  Cash  Compensation:

None of the Officers and Directors received any compensation for acting as such in 1998.

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

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT

The following table sets forth as of December 31, 1998, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 35,474,665 outstanding shares.

                                       AMOUNT AND NATURE
                                       OF BENEFICIAL OWNERSHIP
                                      (ALL DIRECT UNLESS         PECENT
NAME OF OWNER                          OTHERWISE NOTED           OF CLASS
-------------------------------------  ------------------------  ------------
The Estate of Dr. Tibor Klobusicky(1)          15,750,000           44.40%
E.3612  16th  Ave.
Spokane,  WA  99203

Stanley  Harrison                              10,000,000           28.19%
E. 10900 Wolf Lodge Bay Road
Coeur  d'  Alene,  ID  83814

Elizabeth Klobusicky Mailender                  2,250,000            6.34%
Haupstrasse  58
7401  Remmingsheim
West  Germany

Iris  Momber                                    2,250,000            6.34%
E.  3612  16th  Avenue
Spokane,  WA  99203

Nadine  Young                                   2,250,000            6.34%
3804  Indigo
Plano,  TX  75075

Eunice  R.  Campbell (2)                        1,268,000            3.57%
301  S.  Chestnut  #7
Spokane,  WA  99204

All  directors  and  executive
Officers as a group (1 person)                  1,268,000            3.57%

(1) Includes 3,000,000 shares of held of record and owned beneficially by the Estate of Tibor Klobusicky and 12,750,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr. Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership as set forth in Item 12(a) above.

(2)     Director  and  Secretary/Treasurer

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

(a)  Transactions  with  Management  and  Others.

See  note  5  to  the  financial  statements.

(b)  Certain  Business  Relationships.

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


                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON
               FORM  8-K

(a) Financial  Statements  and  Schedules

Not  applicable.

(b)  Exhibits

3(i) Amended and restated Articles of Incorporation dated September 18, 1998.

(c)  Reports  on  Form  8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

                             QUAD METALS CORPORATION
                             FORM 10-K ANNUAL REPORT
                                DECEMBER 31, 1998


                                   SIGNATURES


Pursuant to the requirements of Section 13 OR 15(D) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          QUAD METALS CORPORATION INC.

                            By:/s/ Robert W. O'Brien
                               ---------------------
                                Robert W. O'Brien
                                    President
                              Date:  March 25, 2002

                          By:/s/ Michael L. McLaughlin
                             -------------------------
                              Michael L. McLaughlin
                                 Vice-President
                              Date:  March 25, 2002

                            By:/s/ Martyn  A. Powell
                               ---------------------
                                Martyn A. Powell
                               Secretary/Treasurer
                              Date:  March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            By:/s/ Robert W. O'Brien
                               ---------------------
                                Robert W. O'Brien
                             Director and President
                              Date:  March 25, 2002


                          By:/s/ Michael L. McLaughlin
                             -------------------------
                              Michael L. McLaughlin
                           Director and Vice-President
                              Date:  March 25, 2002


                            By: /s/ Martyn A. Powell
                               ---------------------
                                Martyn A. Powell
                        Director and Secretary/Treasurer
                              Date:  March 25, 2002