Form 10-K
period 1999-12-31
QUAD METALS CORP/WA
filed 2002-04-01
CIK 81350

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

           [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from___________to___________

                         Commission File Number:  1-5996

                             QUAD METALS CORPORATION
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                      91-0835748
(State or Other Jurisdiction of Incorporation)     (IRS Employer Id. Number)

                     601 West Main Avenue, Suite 714  99201
              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (509) 455-9077

           Securities Registered Under Section 12 (b) of the Act: None

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB. [X]

The  registrant  had  no  revenue  for  the  most  recent  fiscal  year.

The registrant's Common Stock held by non-affiliates of the registrant is currently not trading; the aggregate market value March 4, 2002, was nil. As of March 4, 2002 there were 95,474,665 shares of the registrant's common stock outstanding.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years. The Company is entering the Regulation SB disclosure system by filing its annual report with the Commission on this Form 10-KSB.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I

Item  1.     Business                                                        3

Item  2.     Properties                                                      4

Item  3.     Legal  Proceedings                                              4

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     4

                                     PART II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                            5

Item  6.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                         5

Item  7.     Financial  Statements                                        6-14

Item  8.     Changes in and Disagreements with Accountants on
             Accounting and Financial  Disclosures                          15

                                    PART III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant       15

Item  10.    Executive  Compensation                                        16

Item  11.    Security  Ownership  of  Certain  Beneficial Owners
             and Management                                                 16

Item  12.    Certain  Relationships  and  Related  Transactions             17

Item  13.    Exhibits,  and  Reports  on  Form  8-K                         17

Signatures                                                                  18

                             QUAD METALS CORPORATION
                                    FORM 10KSB

                                     PART I

SAFE  HARBOR  STATEMENT

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein

ITEM  1  -  BUSINESS

Quad Metals Corporation (the "Company" or the "Registrant") is a Washington corporation incorporated in 1968. The Company was formed to acquire interests in mining properties and explore for precious metals and other commercial minerals. The Company was unsuccessful in its activities and has been substantially inactive since 1991. During 1998, the Company reinstated its corporate charter in the State of Washington and began efforts to favorably position itself to seek alternative business opportunities.

The Company's Board of Directors intends to bring the Company into compliance with securities regulations, with the ultimate goal of merging the Company with another business entity. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The proposed business activities described herein classify the Registrant as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

                                  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended December 31, 1999 and 1998, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.

No  Revenue  and  Minimal  Assets
---------------------------------

The Company has had no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

Scarcity  of  and  Competition  for  Business  Opportunities  and  Combinations
-------------------------------------------------------------------------------

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Continued  Management  Control,  Limited  Time  Availability
------------------------------------------------------------

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.

Conflicts  of  Interest  -  General
-----------------------------------

The Company's officers and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company's officers or directors are involved in the management of any firm with which the Company transacts business.

Probable  Change  in  Control  and  Management
----------------------------------------------

A business combination involving the issuance of the Company's stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction  of  Percentage  Share  Ownership  Following  Business  Combination
-----------------------------------------------------------------------------

The Company' primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

Employees
---------

The Company has no paid employees. None of the Company's executive officers are employed by the Company. Management services are provided on an "as needed" basis without compensation, generally less than five hours per week. The Company has no oral or written contracts for services with any member of management.

ITEM  2  -  PROPERTIES

At  December  31,  1999,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  1999.

                                     PART II

ITEM  5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The Company's common stock has been inactive for several years and there is currently not a public trading market for the Company's common stock on any organized exchange.

     Holders.     The  number  of  stockholders  of  record on March 1, 2002 was approximately  942.

     Dividends.     The  Company  has declared no cash or stock dividends on its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PLAN  OF  OPERATION

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

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

     FINANCIAL  CONDITION  AND  LIQUIDITY

During the year ended December 31, 1999 no cash was generated or used by operating activities of the Company. The Company has no recurring revenue from operating activities and plans to fund its future operations through sales of its unregistered common stock, although there can be no assurance the Company will be successful in its efforts to sell its common stock.

ITEM  7  -  FINANCIAL  STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report  of  DeCoria,  Maichel  &  Teague  P.S.,  Independent  Accountants     7

Balance  Sheets,  December  31,  1999  and  1998                              8

Statements  of  Operations  for the years ended December 31, 1999 and 1998    9

Statements  of  Changes  in  Stockholders'  Deficit
for  the  years  ended  December  31,  1999  and  1998                       10

Statements  of  Cash Flows for the years ended December 31, 1999 and 1998    11

Notes  to  Financial  Statements                                          12-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board  of  Directors
Quad  Metals  Corporation
Spokane,  WA


We have audited the accompanying balance sheets of Quad Metals Corporation ("the Company") as of December 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quad Metals Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/:  DeCoria,  Maichel  &  Teague  P.S.

Spokane,  Washington
November  19,  2001
Except  for  Note  4  which  is  dated  December  15,  2001

QUAD  METALS  CORPORATION
BALANCE  SHEETS
December  31,  1999  and  1998




                                     ASSETS

                                                   1999          1998
                                               ------------  ------------
               Total  assets                   $         0   $         0
                                               ============  ============




                      LIABILITES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
     Accounts  payable                         $     2,885   $     2,824
                                               ------------  ------------
               Total  liabilities                    2,885         2,824
                                               ------------  ------------

Stockholders'  deficit:
     Common stock, no par value; 40,000,000
       shares authorized, 35,474,665 shares
       issued and outstanding                    2,192,824     2,192,824
     Accumulated  deficit                       (2,195,709)   (2,195,648)
                                               ------------  ------------
               Total  stockholders'  deficit        (2,885)       (2,824
                                               ------------  ------------
Total liabilities and stockholders' deficit    $         0   $         0
                                               ============  ============


























The accompanying notes are an integral part of these financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  1999  and  1998




                                                   1999          1998
                                               ------------  ------------
Operating  expenses:
     Legal  expense                            $        61   $     2,824
                                               ------------  ------------

Net  loss                                      $       (61)  $    (2,824)
                                               ============  ============

Net  loss  per  common  share                  $       Nil   $       Nil
                                               ============  ============


Weighted  average  common
shares  outstanding-basic                       35,474,665     35,474,665
                                               ============  ============






































The accompanying notes are an integral part of these financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
For  the  years  ended  December  31,  1999  and  1998






                                COMMON  STOCK
                          --------------------------  ACCUMULATED
                             SHARES     AMOUNT        DEFICIT       TOTAL
                          ------------  ------------  ------------  -----------
Balance,
  December 31, 1997         35,474,665  $ 2,192,824   $(2,192,824)  $        0

Net  loss                                                  (2,824)      (2,824)
                          ------------  ------------  ------------  -----------
Balance,
  December 31,  1998        35,474,665    2,192,824    (2,195,648)      (2,824)

Net  loss                                                     (61)         (61)
                          ------------  ------------  ------------  -----------
Balance,
  December  31,  1999       35,474,665  $ 2,192,824   $(2,195,709)  $   (2,885)
                          ============  ============  ============  ===========



































The accompanying notes are an integral part of these financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  1999  and  1998



                                                   1999          1998
                                               ------------  ------------

Cash  flows  from  operating  activities:
     Net  loss                                 $       (61)  $    (2,824)

     Change  in:
          Accounts  payable                             61         2,824
                                               ------------  ------------
Net  cash  used  by  operating  activities               0             0
                                               ------------  ------------
Net  change  in  cash                                    0             0

Cash,  beginning  of  year                               0             0
                                               ------------  ------------

Cash,  end  of  year                          $          0   $         0
                                               ============  ============





































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

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred operating losses since its inception, has no recurring source of revenue, and has an accumulated deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management's plans for the continuation of the Company as a going concern include financing the Company's operations through sales of its unregistered common stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

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

Fair  Values  of  Financial  Instruments
----------------------------------------

The carrying amounts of financial instruments, including accounts payable, approximated their fair values as of December 31, 1999, and 1998.

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Loss  Per  Share
----------------

Such amounts, representing basic and diluted loss per share, are computed based on the weighted average number of shares outstanding during the years ended December 31, 1999 and 1998.

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

3.     INCOME  TAXES

At December 31, 1999 and 1998, the Company had federal tax-basis net operating loss carryforwards totaling approximately $1,420,000, which will expire in various amounts through 2019. The deferred tax asset associated with these operating loss carryforwards is approximately $483,000 for the years ended December 31, 1999 and 1998, and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

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

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

4.     STOCKHOLDERS'  DEFICIT (CONTINUED)

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

5.     RELATED  PARTY  TRANSACTIONS

The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in these financial statements and not material to the financial statements. For the years ended December 31, 1999 and 1998, the Company expended, $61 and $2,824, respectively, for legal services relating to reinstating the Company's corporate charter and amending its Articles of Incorporation. The services were provided by Gregory B. Lipsker, the Company's legal counsel and an officer and director. At December 31, 1999 and 1998, the Company had accrued $2,885 and $2,824, respectively, to Mr. Lipsker for legal services provided.

During 2001, the Company sold 1,500,000 shares of its unregistered common stock to Mr. Lipsker for $0.001 per share, or $1,500. The Company also sold 24,500,000 shares of its unregistered common stock to existing directors for $0.001 per share or $24,500. Both of the aforementioned sales were pursuant to an offering that was exempt from securities registration (See Note 6).

6.     SUBSEQUENT  EVENT

In October of 2001, the Company's board of directors resolved to offer up to 60,000,000 shares of its common stock, in a private placement, to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 60,000,000 shares of the Company's unregistered common stock for $0.001 per share, or $60,000. Proceeds from the offering are to be used to fund general and administrative activities necessary to reestablish the Company's compliance with securities regulations and investigate potential business opportunities with other entities.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Directors  and  Executive  Officers.

The names, ages, business experience and positions of our directors and executive officers as of December 31, 1999 are set out below. The Company's board of directors consisted of three members at such date. All directors serve until their successors are elected and qualified.

     NAME                    AGE     POSITION
---------------------------  ---  ----------------------------------------------
     Gregory  B.  Lipsker     49     President  and  a  director
     Eunice  R.  Campbell     54     Secretary,  Treasurer  and  a  director
     William  R.  Green       61     Vice-President  and  a  director

Each Officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

Biographies  of  Directors,  Executive  Officers,  and  Key  Individuals.

Gregory  B.  Lipsker.
--------------------

Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker's practice emphasizes corporate and securities matters. Mr. Lipsker is an executive officer of Metaline Mining and Leasing Company and Cimarron-Grandview Group, Inc., both publicly held, inactive mining exploration companies.

Eunice  R.  Campbell.
--------------------

Mrs. Campbell is a retired businesswoman. Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency. Mrs. Campbell is an executive officer and director of Metaline Mining and Leasing Company and Cimarron-Grandview Group, Inc., both publicly held, inactive mining exploration companies.

Dr.  William  R.  Green.
-----------------------

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

                             QUAD METALS CORPORATION
                                    FORM 10KSB

Involvement  in  Certain  Legal  Proceedings

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

ITEM  10  -  EXECUTIVE  COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for servicing in such capacity.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT
The following table sets forth as of December 31, 1999, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 35,474,665 outstanding shares.

                                        AMOUNT AND NATURE
                                        OF BENEFICIAL
                                        OWNERSHIP (ALL DIRECT         PERCENT
NAME  OF  OWNER                         UNLESS OTHERWISE NOTED)       OF CLASS
-------------------------------------  -----------------------------  ----------
The Estate of Dr. Tibor Klobusicky(1)            15,750,000             44.40%
     E.3612  16th  Ave.
     Spokane,  WA  99203
Stanley  Harrison                                10,000,000             28.19%
     E. 10900  Wolf  Lodge  Bay  Road
     Coeur  d'  Alene,  ID  83814
Elizabeth  Klobusicky  Mailender                  2,250,000              6.34%
     Haupstrasse  58
     7401  Remmingsheim
     West  Germany
Iris  Momber                                      2,250,000              6.34%
     E.  3612  16th  Avenue
     Spokane,  WA  99203
Nadine  Young                                     2,250,000              6.34%
     3804  Indigo
     Plano,  TX  75075
Eunice  R.  Campbell  (2)                         1,268,000              3.57%
     301  S.  Chestnut  #7
     Spokane,  WA  99204

All directors and executive
Officers as a group (1 person)                    1,268,000              3.57%

(1) Includes 3,000,000 shares of held of record and owned beneficially by the Estate of Tibor Klobusicky and 12,750,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr. Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership.

(2)     Director  and  Secretary/Treasurer.

                             QUAD METALS CORPORATION
                                    FORM 10KSB


ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See  Notes  4,  5,  and  6  to  the  Financial  Statements.

ITEM  13  -  EXHIBITS,  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits
     3 (i) Amended and restated Articles of Incorporation September 18, 1998* *As filed with the Registrant's 1998 annual report on Form 10-K.

(b)  Reports  on  Form  8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of 1999.




















              [The balance of this page left intentionally blank.]

                             QUAD METALS CORPORATION
                                    FORM 10KSB


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          QUAD  METALS  CORPORATION  INC.

     By:     /s/  Robert  W.  O'Brien
             ------------------------
          Robert  W.  O'Brien
          President
          Date:  March  25,  2002

     By:     /s/  Michael  L.  McLaughlin
             ----------------------------
          Michael  L.  McLaughlin
          Vice-President
          Date:  March  25,  2002

     By:     /s/Martyn  A.  Powell
             ---------------------
          Martyn  A.  Powell
          Secretary/Treasurer
          Date:  March  25,  2002




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/  Robert  W.  O'Brien
   ------------------------
     Robert  W.  O'Brien
     Director  and  President
     Date:  March  25,  2002


By:/s/  Michael  L.  McLaughlin
   ----------------------------
     Michael  L.  McLaughlin
     Director  and  Vice-President
     Date:  March  25,  2002


By:  /s/Martyn  A.  Powell
   -----------------------
     Martyn  A.  Powell
Director  and  Secretary/Treasurer
     Date:  March  25,  2002