Form 10-K
period 2000-12-31
QUAD METALS CORP/WA
filed 2002-04-01
CIK 81350

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
( )  YES    (X_  NO

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

                             QUAD METALS CORPORATION
                                    FORM 10KSB

                                     PART I

SAFE  HARBOR  STATEMENT

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.

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

                                  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended December 31, 2000 and 1999, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.

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

At  December  31,  2000,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  2000.

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

                             QUAD METALS CORPORATION
                                    FORM 10KSB

     FINANCIAL  CONDITION  AND  LIQUIDITY

During the year ended December 31, 2000 no cash was generated or used by operating activities of the Company. The Company has no recurring revenue from operating activities and plans to fund its future operations through sales of its unregistered common stock, although there can be no assurance the Company will be successful in its efforts to sell its common stock.

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

Notes  to  Financial  Statements                                          12-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board  of  Directors
Quad  Metals  Corporation
Spokane,  WA


We have audited the accompanying balance sheets of Quad Metals Corporation ("the Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quad Metals Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/:  DeCoria,  Maichel  &  Teague  P.S.

Spokane,  Washington
November  19,  2001
Except  for  Note  4  which  is  dated  December  15,  2001

QUAD  METALS  CORPORATION
BALANCE  SHEETS
December  31,  2000  and  1999




                                     ASSETS

                                                   2000          1999
                                               ------------  ------------
               Total  assets                   $         0   $         0
                                               ============  ============




                      LIABILITES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
     Accounts  payable                         $     2,944   $     2,885
                                               ------------  ------------

               Total  liabilities                    2,944         2,885
                                               ------------  ------------

Stockholders'  deficit:
     Common stock, no par value; 40,000,000
       shares authorized, 35,474,665 shares
       issued and outstanding                    2,192,824     2,192,824
     Accumulated  deficit                       (2,195,768)   (2,195,709)
                                               ------------  ------------

               Total  stockholders'  deficit        (2,944)       (2,885)
                                               ------------  ------------

Total liabilities and stockholders' deficit    $         0   $         0
                                               ============  ============






















The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2000  and  1999




                                                   2000          1999
                                               ------------  ------------

Operating  expenses:
     Legal  expense                            $        59   $        61
                                               ------------  ------------


Net  loss                                      $        59   $        61
                                               ============  ============


Net  loss  per  common  share                  $       Nil   $       Nil
                                               ============  ============


Weighted  average  common
shares  outstanding-basic                        35,474,665    35,474,665
                                               ============  ============


































The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  DEFICIT
For  the  years  ended  December  31,  2000  and  1999






                                COMMON  STOCK
                          --------------------------  ACCUMULATED
                             SHARES     AMOUNT        DEFICIT       TOTAL
                          ------------  ------------  ------------  -----------
Balance,
  December  31,  1998       35,474,665 $  2,192,824   $(2,195,648)  $   (2,824)

Net  loss                                                     (61)         (61)
                          ------------  ------------  ------------  -----------

Balance,
  December  31,  1999       35,474,665    2,192,824   (2,195,709)       (2,885)

Net  loss                                                    (59)          (59)
                          ------------  ------------  ------------  -----------
Balance,
  December  31,  2000       35,474,665  $ 2,192,824   $(2,195,768)  $   (2,944)
                          ============  ============  ============  ===========

































The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2000  and  1999



                                                   2000          1999
                                               ------------  ------------

Cash  flows  from  operating  activities:
     Net  loss                                 $       (59)  $       (61)

     Change  in:
          Accounts  payable                             59            61
                                               ------------  ------------

Net  cash  used  by  operating  activities               0             0
                                               ------------  ------------

Net  change  in  cash                                    0             0

Cash,  beginning  of  year                               0             0
                                               ------------  ------------

Cash,  end  of  year                           $         0   $         0
                                               ============  ============


































The accompanying notes are an integral part of the financial statements.

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

Fair  Values  of  Financial  Instruments
----------------------------------------

The carrying amounts of financial instruments, including accounts payable, approximated their fair values as of December 31, 2000, and 1999.

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Loss  Per  Share
----------------

Such amounts, representing basic and diluted loss per share, are computed based on the weighted average number of shares outstanding during the years ended December 31, 2000 and 1999.

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

3.     INCOME  TAXES

At December 31, 2000 and 1999, the Company had federal tax-basis net operating loss carryforwards totaling approximately $1,420,000, which will expire in various amounts through 2020. The deferred tax asset associated with these operating loss carryforwards is approximately $483,000 for the years ended December 31, 2000 and 1999, and has been fully reserved for each of the years then ended, as management believes it is more likely than not that the deferred tax assets will not be utilized.

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

5.     RELATED  PARTY  TRANSACTIONS

The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in these financial statements and not material to the financial statements. For the years ended December 31, 2000 and 1999, the Company expended, $59 and $61, respectively, for legal services provided by Gregory B. Lipsker, the Company's legal counsel and an officer and director. At December 31, 2000 and 1999, the Company had accrued $2,944 and $2,885, respectively, to Mr. Lipsker for legal services provided.

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

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None

                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Directors  and  Executive  Officers.

The names, ages, business experience and positions of our directors and executive officers as of December 31, 2000, are set out below. The Company's board of directors consisted of three members at such date. All directors serve until their successors are elected and qualified.

     NAME                    AGE     POSITION
---------------------------  ---  ----------------------------------------------
     Gregory  B.  Lipsker     50     President  and  a  director
     Eunice  R.  Campbell     55     Secretary,  Treasurer  and  a  director
     William  R.  Green       62     Vice-President  and  a  director

Each Officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

Biographies  of  Directors,  Executive  Officers,  and  Key  Individuals.

Gregory  B.  Lipsker.

Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker's practice emphasizes corporate and securities matters. Mr. Lipsker is an executive officer of Metaline Mining and Leasing Company a publicly held, inactive mining exploration company.

Eunice  R.  Campbell.

Mrs. Campbell is a retired businesswoman. Prior to her retirement in 1987, Mrs. Campbell was the owner of Spokane Guaranty Company, a stock transfer agency. Mrs. Campbell is an executive officer and director of Metaline Mining and Leasing Company a publicly held, inactive mining exploration company.

Dr.  William  R.  Green.

William R. Green is a mining engineer and geologist, and was a professor of mining engineering at the University of Idaho from 1965-1983. He has been actively involved in the mining business since 1962 and is a former officer and director of Yamana Resources and currently an officer and director of Canadian public companies: Maya Gold Limited and Petromin Resources, Ltd., and US Companies Mines Management, Inc., and Metaline Mining and Leasing, Co., both publicly held companies, the latter being an inactive mining exploration company.

Involvement  in  Certain  Legal  Proceedings

None of the Officers and Directors of the Registrant has been involved in any bankruptcy, insolvency or receivership proceedings as an individual or a member of any partnership or corporation; none has been convicted in a criminal proceeding.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

ITEM  10  -  EXECUTIVE  COMPENSATION

No officer receives any compensation for services rendered to the Company. Directors receive no annual compensation nor attendance fees for servicing in such capacity.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

The following table sets forth as of December 31, 2000, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 35,474,665 outstanding shares.

                                        AMOUNT AND NATURE
                                        OF BENEFICIAL
                                        OWNERSHIP (ALL DIRECT         PERCENT
NAME  OF  OWNER                         UNLESS OTHERWISE NOTED)       OF CLASS
-------------------------------------  -----------------------------  ----------
The Estate of Dr. Tibor Klobusicky(1)           15,750,000              44.40%
E.3612  16th  Ave.
Spokane,  WA  99203

Stanley  Harrison                               10,000,000              28,19%
E.  10900  Wolf  Lodge  Bay  Road
Coeur  d'  Alene,  ID  83814

Elizabeth  Klobusicky  Mailender                 2,250,000               6.34%
Haupstrasse  58
7401  Remmingsheim
West  Germany

Iris  Momber                                     2,250,000               6.34%
E.  3612  16th  Avenue
Spokane,  WA  99203

Nadine  Young                                    2,250,000               6.34%
3804  Indigo
Plano,  TX  75075

Eunice  R.  Campbell  (2)                        1,268,000               3.57%
301  S.  Chestnut  #7
Spokane,  WA  99204

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

See  Notes  4,  5,  and  6  to  the  Financial  Statements.

ITEM  13  -  EXHIBITS,  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     3 (i) Amended and restated Articles of Incorporation September 18, 1998* *As filed with the Registrant's 1998 annual report on Form 10-K.

(b)  Reports  on  Form  8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of 2000.











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