Form 10-K
period 2001-12-31
QUAD METALS CORP/WA
filed 2002-04-01
CIK 81350

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

                             QUAD METALS CORPORATION
                                    FORM 10KSB


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

                                     PART I

Item  1.     Business                                                        3

Item  2.     Properties                                                      4

Item  3.     Legal  Proceedings                                              4

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     4

                                     PART II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related
             Stockholder  Matters                                            5

Item  6.     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations                         5

Item  7.     Financial  Statements                                        6-15

Item  8.     Changes in and Disagreements with Accountants on
             Accounting and Financial  Disclosures                          16

                                    PART III

Item  9.     Directors  and  Executive  Officers  of  the  Registrant       16

Item  10.    Executive  Compensation                                        17

Item  11.    Security  Ownership  of  Certain  Beneficial Owners
             and Management                                                 17

Item  12.    Certain  Relationships  and  Related  Transactions             18

Item  13.    Exhibits,  and  Reports  on  Form  8-K                         18

Signatures                                                                  19

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

                                  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

Independent  Certified  Public  Accountants'  Opinion  -  Going  Concern
------------------------------------------------------------------------

The Company's financial statements for the years ended December 31, 2001 and 2000, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses and has stockholders' and working capital deficiencies that raise substantial doubt about its ability to continue as a going concern.

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

At  December  31,  2001,  the  Company  had  no  properties.

ITEM  3  -  LEGAL  PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders  during  2001.

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

                             QUAD METALS CORPORATION
                                    FORM 10KSB

     FINANCIAL  CONDITION  AND  LIQUIDITY

During the year ended December 31, 2001 no cash was generated or used by operating activities of the Company. The Company has no recurring revenue from operating activities and plans to fund its future operations through sales of its unregistered common stock, although there can be no assurance the Company will be successful in its efforts to sell its common stock.

In October of 2001, the Company's board of directors resolved to offer up to 60,000,000 shares of its common stock, in a private placement, to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 60,000,000 shares of the Company's unregistered common stock for $0.01 per share, or $60,000. Proceeds from the offering were used to fund general and administrative activities necessary to reestablish the Company's compliance with securities regulations and investigate potential business opportunities with other entities.

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

Statements  of  Cash Flows for the years ended December 31, 1999 and 1998    11

Notes  to  Financial  Statements                                          12-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board  of  Directors
Quad  Metals  Corporation


We have audited the accompanying balance sheets of Quad Metals Corporation ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quad Metals Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/  DeCoria,  Maichel  &  Teague  P.S.

Spokane,  Washington
January  30,  2002

QUAD  METALS  CORPORATION
BALANCE  SHEETS
December  31,  2001  and  2000



                                     ASSETS

                                                   2001          2000
                                               ------------  ------------

Current  assets:
     Cash                                      $     40,431
                                               ------------  ------------

               Total  assets                   $     40,431  $         0
                                               ============  ============


                  LIABILITES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current  liabilities:
     Accounts  payable                         $     4,370   $     2,994
                                               ------------  ------------

               Total  liabilities                    4,370         2,994
                                               ------------  ------------

Stockholders'  equity  (deficit):
     Common stock, no par value; 100,000,000
       and 40,000,000 shares authorized;
       95,474,665  and  35,474,665
       shares  issued  and  outstanding          2,252,824     2,192,824
     Preferred stock, no par value;
       10,000,000 shares authorized; none
       issued  and  outstanding
     Accumulated  deficit                       (2,216,763)   (2,195,768)
                                               ------------  ------------

Total  stockholders'  equity  (deficit)             36,061        (2,944)
                                               ------------  ------------


Total liabilities and stockholders' equity     $    40,431   $         0
                                               ============  ============















The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2001  and  2000




                                                   2001          2000
                                               ------------  ------------

Operating  expenses:
     General  and  administrative              $    21,092   $        59
                                               ------------  ------------

                                                    21,092            59
                                               ------------  ------------

Other  (income):
     Interest  income                                  (97)
                                               ------------  ------------
                                                       (97)
                                               ------------  ------------

Net  loss                                      $     20,995  $        59
                                               ============  ============

Net  loss  per  common  share                  $       Nil   $       Nil
                                               ============  ============

Weighted  average  common
shares  outstanding-basic                       45,470,555    35,474,665
                                               ============  ============




























The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
For  the  years  ended  December  31,  2001  and  2000





                                COMMON  STOCK
                          --------------------------  ACCUMULATED
                             SHARES     AMOUNT        DEFICIT       TOTAL
                          ------------  ------------  ------------  -----------
Balance,
  December  31,  1999       35,474,665  $ 2,192,824   $(2,195,709)  $   (2,885)

Net  loss                                                     (59)         (59)
                          ------------  ------------  ------------  -----------
Balance,
  December  31,  2000       35,474,665    2,192,824    (2,195,768)      (2,944)
                          ------------  ------------  ------------  -----------

Sale of common stock        60,000,000      60,000                      60,000

Net  loss                                                 (20,995)     (20,995)
                          ------------  ------------  ------------  -----------
Balance,
  December  31,  2001       95,475,665  $ 2,252,824   $(2,216,763)  $   36,061
                          ============  ============  ============  ===========
































The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2001  and  2000




                                                   2001          2000
                                               ------------  ------------

Cash  flows  from  operating  activities:
     Net  loss                                 $   (20,995)  $       (59)

     Change  in:
          Accounts  payable                          1,426            59
                                               ------------  ------------
Net  cash  used  by  operating  activities         (19,569)            0

Cash  flows  from  financing  activities:
     Proceeds from sale of common stock            60,000
                                               ------------  ------------
Net cash provided by financing activities          60,000
                                               ------------  ------------

Net  change  in  cash                               40,431            0

Cash,  beginning  of  year                               0             0
                                               ------------  ------------

Cash,  end  of  year                           $    40,431   $         0
                                               ============  ============


Supplemental  cash  flow  information:

     Cash  paid  for  interest                 $        97
                                               ============























The accompanying notes are an integral part of the financial statements.

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS

1.     ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Quad Metals Corporation (the "Company") is a Washington corporation created in 1968. The Company was formed to acquire interests in mining properties and explore for precious metals and other commercial minerals. The Company was unsuccessful in its activities and has been substantially inactive since 1991.

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

Fair  Values  of  Financial  Instruments
----------------------------------------

The carrying amounts of financial instruments, including accounts payable, approximated their fair values as of December 31, 2001 and 2000.

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Loss  Per  Share
----------------

Such amounts, representing basic and diluted loss per share, are computed based on the weighted average number of shares outstanding during the years ended December 31, 2001 and 2000.

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

New  Accounting  Pronouncements
-------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142,
"Goodwill and Other Intangible Assets," collectively, the Statements. These Statements drastically change the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. The Company anticipates that the adoption of these Statements will not have a material affect on its financial statements.

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

3.     INCOME  TAXES

At December 31, 2001, the Company had federal tax-basis net operating loss carryforwards totaling approximately $21,000, which will expire in 2021. The deferred tax asset associated with this operating loss carryforward is approximately $7,100 and has been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

3.     INCOME  TAXES,  CONTINUED:

During  2001,  the  Company's  prior  years'  tax-basis   net  operating  losses
substantially  expired  pursuant  to  the  provisions  of  Internal Revenue Code
Section 382, and upon the Company's issuance of additional shares of its common stock (See Note 4). Accordingly, any deferred tax asset associated with prior years' net operating losses is not recognized on the Company's financial statements.

4.     STOCKHOLDERS'  EQUITY  (DEFICIT)

Common  Stock
-------------
     The Company has one class of no par value common stock authorized and outstanding. During a meeting of shareholders on March 15, 1984, the Company's articles of incorporation were amended to increase the number of shares authorized for issue from 10,000,000 to 40,000,000. During an annual meeting of shareholders ordered by the Superior Court of the State of Washington on September 17, 1998, the articles of incorporation were again amended to increase the number of shares authorized for issue to 100,000,000. The amendment took effect upon its filing with the Secretary of the State of Washington in December of 2001. In prior years the Company's stock was traded on the Spokane Stock Exchange in Spokane, Washington. Since 1990, however, very little trading has taken place, and there is essentially no active market for the Company's stock. The Company's management plans, however, to reestablish a market for the Company's stock.

Private  Placement  of  Common  Stock
-------------------------------------

     In October of 2001, the Company's board of directors resolved to offer up to 60,000,000 shares of its common stock, in a private placement, to certain accredited investors. The offering, which was exempt from registration under the Securities Act of 1933 ("the Act") pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 60,000,000 shares of the Company's unregistered common stock for $0.001 per share, or $60,000. Proceeds from the offering were used to fund general and administrative activities necessary to reestablish the Company's compliance with securities regulations and investigate potential business opportunities with other entities.

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

QUAD  METALS  CORPORATION
NOTES  TO  FINANCIAL  STATEMENTS,  CONTINUED:

5.     RELATED  PARTY  TRANSACTIONS

     The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in these financial statements and not material to the financial statements. For the years ended December 31, 2001 and 2000, the Company expended $7,095 and $59, respectively, for legal services relating to a private placement of the Company's common stock (See Note 4), reinstating the Company's corporate charter, and amending its articles of incorporation. The services were provided by Gregory B. Lipsker, the Company's legal counsel and an officer and director up until June 1, 2001, at which time Mr. Lipsker tendered his resignations. At December 31, 2001 and 2000, the Company had accrued $170 and $2,944, respectively, to Mr. Lipsker for legal services provided.

During 2001, the Company sold 1,500,000 shares of its unregistered common stock to Mr. Lipsker for $0.001 per share, or $1,500. The Company also sold 24,500,000 shares of its unregistered common stock to existing directors for $0.001 per share, or $24,500. Both of the aforementioned sales were pursuant to an offering that was exempt from securities registration (See Note 4).

                             QUAD METALS CORPORATION
                                    FORM 10KSB

ITEM  8  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None
                                    PART III

ITEM  9  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Directors  and  Executive  Officers.

The names, ages, business experience and positions of our directors and executive officers as of December 31, 2001 are set out below. The Company's board of directors consisted of three members at such date. All directors serve until their successors are elected and qualified.

     NAME                    AGE     POSITION
---------------------------  ---  ----------------------------------------------
     Robert  W.  O'Brien     66     President
     Michael  McLaughlin     68     Vice-President  and  Assistant  Secretary
     Martyn  A.  Powell      49     Secretary/Treasurer

Each officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

Biographies  of  Directors,  Executive  Officers,  and  Key  Individuals.

Robert  W.  O'Brien.
-------------------
Mr. O'Brien has served as president of the Company since June 2001. Mr. O'Brien graduated from Gonzaga University with a BA Degree in Economics. Since July 1996, Mr. O'Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company which publishes stock quotations for companies traded over-the-counter. From 1985 to October 1995, Mr. O'Brien was a Director and Secretary/Treasurer of Inland Gold and Silver, now Inland Resources, Inc., a public company traded on the NASDAQ supervised Bulletin Board. Mr. O'Brien currently serves as secretary/treasurer, and a director of Gold Bond Resources, Inc., a reporting company, and is a director and officer of Aberdeen Idaho Mining Company, an inactive reporting company.

Michael  McLaughlin
-------------------
Mr. McLaughlin has served as Vice-President and Assistant Secretary of the Company since June 2001. Mr. McLaughlin has been retired from full-time employment since 1992, at which time he sold financing for IBM Credit Corp. Since 1980, Mr. McLaughlin has been employed part-time by the Washington State Horse Racing Commission as an auditor for satellite racing facilities. Mr.
McLaughlin currently serves as Vice-President and a director of Gold Bond Resources, Inc., a reporting company.

                             QUAD METALS CORPORATION
                                    FORM 10KSB

Martyn  A.  Powell
------------------
Mr.  Powell  has served as a Secretary/Treasurer of the Company since June 2001.
Mr. Powell has been employed as a realtor in the greater Seattle area for the past 11 years. Mr. Powell has served as a President, and a Director of Missouri River and Gold Gem Corp, a reporting company, since 1999. Mr. Powell is also a director and officer of Aberdeen Idaho Mining Company, an inactive reporting company.

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

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
             MANAGEMENT

The following table sets forth as of March 4, 2002, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 95,474,665 outstanding shares.

                                        AMOUNT AND NATURE
                                        OF BENEFICIAL
                                        OWNERSHIP (ALL DIRECT         PERCENT
NAME  OF  OWNER                         UNLESS OTHERWISE NOTED)       OF CLASS
-------------------------------------  -----------------------------  ----------
Terry  Dunne                                      18,000,000           18.85%
     601  W.  Main  Ave.,  Suite  814
     Spokane,  WA  99201
Robert  O'Brien(1)                                18,000,000           18.85%
     1511  S.  Riegel  Court
     Spokane,  WA  99212
The Estate of Dr. Tibor  Klobusicky(2)            15,750,000           16.50%
     E.3612  16th  Ave.
     Spokane,  WA  99203
Stanley  Harrison                                 10,000,000           10.47%
     E.  10900  Wolf  Lodge  Bay  Road
     Coeur  d'  Alene,  ID  83814
Martyn  A.  Powell  (1)                            4,000,000            4.19%
     2024-105th  Place  S.E.
     Everett,  WA  98208
Michael  L.  McLaughlin(1)                         1,500,000            1.57%
     2615  S.  Adams  Rd.
     Veradale,  WA  99037
All  directors  and  executive
     Officers  as  a  group  (3  people)          23,500,000           24.61%

                             QUAD METALS CORPORATION
                                    FORM 10KSB

(1)     Executive  officer  and  director

(2) Includes 3,000,000 shares of held of record and owned beneficially by the Estate of Tibor Klobusicky and 12,750,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr. Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership.

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