Form 10QSB
period 2002-03-31
QUAD METALS CORP/WA
filed 2002-05-13
CIK 81350

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

(Mark  one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


                          Commission file number 1-5996

                             QUAD METALS CORPORATION
        (Exact name of small business issuer as specified in its charter)

           WASHINGTON                                       91-0835748
(State or other jurisdiction of                    (IRS Employer Id. Number)
incorporation  or  organization)


                601 WEST MAIN AVENUE, SUITE 714 SPOKANE, WA 99201
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (509) 455-9077

          COMMON  STOCK                               (NONE)
      Title  of  each  class          Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [ ]  No  [X]

At April 26, 2002, 95,474,665 shares of the registrant's common stock were outstanding.

                                TABLE OF CONTENTS



                                     PART I

                                                                           PAGE

ITEM  1     Balance  Sheets  as  of  March  31,  2002
            and  December  31,  2001                                         3

            Statements  of  Operations  For  the  Three  Month
            Periods  Ended  March  31,  2002  and  2001                      4

            Statements  of  Cash  Flows  For  the  Three  Month  Periods
            Ended  March  31,  2002  and  2001                               5

            Notes  to  Financial  Statements                                 6

ITEM  2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

                                     PART II

ITEM  1      Legal  Proceedings                                              8

ITEM  2      Changes  in Securities                                          8

ITEM  3      Defaults  Upon Senior Securities                                8

ITEM  4      Submission  of  Matters to a Vote of Security Holders           8

ITEM  5      Other  Information                                              8

ITEM  6      Exhibits and Reports on Form 8-K                                8

Signatures                                                                   9

PART  I.

ITEM  1:  FINANCIAL  STATEMENTS


                                      BALANCE  SHEETS  AS  OF  MARCH  31,  2002
QUAD METALS CORPORATION               AND  DECEMBER  31,  2001




                                                  MARCH  31,     DECEMBER  31,
                                                    2002            2001
                                                  (UNAUDITED)
                                               --------------  --------------
ASSETS

CURRENT  ASSETS:
  Cash                                         $      34,344   $      40,431
                                               --------------  --------------

Total  current  assets                         $      34,344   $      40,431
                                               ==============  ==============


LIABILITIES  AND  STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
Accounts payable                               $       4,986   $       4,370
                                               --------------  --------------

Total  current  liabilities                            4,986           4,370
                                               --------------  --------------


STOCKHOLDERS' EQUITY
  Common stock; no par value; 100,000,000
    shares authorized; 95,474,665 shares
    issued  and  outstanding                       2,252,824       2,252,824
  Preferred stock; no par value; 10,000,000
    shares authorized; none issued and
    outstanding                                          -               -
  Accumulated  deficit                           (2,223,466)      (2,216,763)
                                               --------------  --------------

Total  stockholders'  equity                          29,358          36,061
                                               --------------  --------------

Total liabilities and stockholders' equity     $      34,344   $      40,431
                                               ==============  ==============











See the accompanying notes.

QUAD  METALS  CORPORATION          STATEMENTS OF OPERATIONS FOR THE THREE MONTH
(UNAUDITED)                        PERIODS  ENDED  MARCH  31,  2002  AND  2001






                                                 MARCH  31,       MARCH  31,
                                                    2002            2001
                                               --------------  --------------
OPERATING  EXPENSES:
  General and administrative expenses          $       6,838   $         -0-
                                               --------------  --------------

            Total  operating  expenses                 6,838             -0-
                                               --------------  --------------

OTHER  (INCOME):
  Interest  income                                      (135)            -0-
                                               --------------  --------------

NET  LOSS                                      $       6,703   $         -0-
                                               ==============  ==============



NET  LOSS  PER  COMMON  SHARE                  $         Nil   $         Nil
                                               ==============  ==============



WEIGHTED  AVERAGE  NUMBER  OF
  SHARES  OUTSTANDING  -  BASIC                   95,474,665      35,474,665
                                               ==============  ==============


























See the accompanying notes.

QUAD  METALS  CORPORATION         STATEMENTS OF CASH FLOWS FOR THE THREE MONTH
(UNAUDITED)                       PERIODS  ENDED  MARCH  31,  2002  AND  2001




                                                 MARCH  31,       MARCH  31,
                                                    2002            2001
                                               --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                    $       6,703   $          -0-
  Change  in:
    Increase  in  accounts  payable                     (616)             -0-
                                               --------------  --------------
Net cash flows used by operating activities            6,087              -0-
                                               --------------  --------------

NET DECREASE IN CASH                                   6,087              -0-

CASH  AT  BEGINNING  OF  PERIOD                       40,431              -0-
                                               --------------  --------------

CASH  AT  END  OF  PERIOD                      $      34,344   $          -0-
                                               ==============  ==============





































See the accompanying notes.

QUAD  METALS  CORPORATTION
(UNAUDITED)                                   NOTES  TO  FINANCIAL  STATEMENTS


1.     BASIS  OF  PRESENTATION:

The financial statements of Quad Metals Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Quad Metals Corporation believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the registrant's Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.

2.     NATURE  OF  BUSINESS  AND  PLAN  OF  OPERATION:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company's independent accountants in their report on the Company's December 31, 2001, financial statements. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.







              [The balance of this page left intentionally blank.]

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
            FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

GENERAL

This report contains both historical and prospective statements concerning the Company and its operations. Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

RESULTS  OF  OPERATIONS

For the three month period ended March 31, 2002 compared to the three month period ended March 31, 2001

For the three months ended March 31, 2002, the Company had a net loss of $6,703 and was inactive during the comparable period of 2001. The loss in the first quarter 2002 is primarily due to increased general and administrative expenses associated with the audit of the Company's financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission.

FINANCIAL  CONDITION  AND  LIQUIDITY

During the three month period ended March 31, 2002, the Company used $6,087 of cash in operating activities. The Company has no recurring revenue from operating activities and has no immediate plans to sell additional shares of common stock. The Company anticipates being able to fund its operations for the remainder of 2002 through its existing cash resources.

                                     PART II


ITEM  1     LEGAL  PROCEEDINGS

     NONE

ITEM  2     CHANGES  IN  SECURITIES

     NONE

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
            HOLDERS

     NONE

ITEM  5     OTHER  INFORMATION

     NONE

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     NONE

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Quad Metals Corporation
                             -----------------------
                                  (Registrant)


By:  /s/  Robert  W.  O'Brien                             5/02/02
-----------------------------                         ---------------
Robert  W.  O'Brien                                         Date
President, Director and Principal Financial Officer