Form 10QSB
period 2002-06-30
QUAD METALS CORP/WA
filed 2002-08-13
CIK 81350

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

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

Yes [  ]  No [X]

At July 12, 2002, 95,474,665 shares of the registrant's common stock were outstanding.

                               TABLE OF CONTENTS



                                                                      PAGE


                                    PART I

ITEM 1.  Financial Statements

   Balance Sheets as of June 30, 2002
       and December 31, 2001                                            3

    Statements of Operations For the Three and Six Month
       Periods Ended June 30, 2002 and 2001                             4

    Statements of Cash Flows For the Six Month Periods
       Ended June 30, 2002 and 2001                                     5

    Notes to Financial Statements                                       6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                      7

                                   PART II

ITEM 1.  Legal Proceedings                                              8

ITEM 2.  Changes in Securities                                          8

ITEM 3.  Defaults Upon Senior Securities                                8

ITEM 4.  Submission of Matters to a Vote of Security Holders            8

ITEM 5.  Other Information                                              8

ITEM 6.  Exhibits and Reports on Form 8-K                               8

    Signatures                                                          8

PART  I.

ITEM  1:  FINANCIAL  STATEMENTS




QUAD METALS CORPORATION                      BALANCE SHEETS AS OF JUNE 30, 2002
(UNAUDITED)                                  AND DECEMBER 31, 2001




                                        (UNAUDITED)
                                         JUNE 30,      DECEMBER 31,
                                           2002            2001
                                        -----------     -----------

                                    ASSETS
CURRENT ASSETS:
   Cash                                 $   25,497      $   40,431
                                        -----------     -----------
       Total current assets             $   25,497      $   40,431
                                        ===========     ===========


                      LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                     $      510      $    4,370
                                        -----------     -----------
       Total current liabilities               510           4,370
                                        -----------     -----------

STOCKHOLDERS' EQUITY:
   Common stock; no par value;
     100,000,000
     shares authorized; 95,474,665
     shares issued and outstanding             -               -
   Paid-in capital                       2,252,824       2,252,824
Preferred stock; no par value;
     10,000,000 shares
     authorized; none issued and
     outstanding                               -               -
   Accumulated deficit                  (2,227,837)     (2,216,763)
                                        -----------     -----------
       Total stockholders' equity           24,987          36,061
                                        -----------     -----------

       Total liabilities and
       stockholders' equity             $   25,497      $   40,431
                                        ===========     ===========







  The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATION          STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
(UNAUDITED)                      MONTH PERIODS ENDED JUNE 30, 2002 AND 2001



                                    JUNE 30, 2002           JUNE 30, 2001
                              ------------------------  ------------------------
                                 THREE      SIX         THREE      SIX
                                 MONTHS     MONTHS      MONTHS     MONTHS
                              -----------  -----------  -----------  -----------
OPERATING EXPENSES:
   General and administrative
     Expenses                 $    4,480   $   11,318   $       -    $      -
                              -----------  -----------  -----------  -----------

   Total operating expenses        4,480       11,318           -           -
                              -----------  -----------  -----------  -----------

OTHER (INCOME):
   Interest income                  (109)        (244)          -           -
                              -----------  -----------  -----------  -----------

NET LOSS                      $    4,371   $   11,074   $       -    $      -
                              ===========  ===========  ===========  ===========


NET LOSS PER COMMON SHARE     $      Nil   $      Nil   $      Nil   $    Nil
                              ===========  ===========  ===========  ===========


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING-BASIC       95,474,655   95,474,655   35,474,655   35,474,655
                              ===========  ===========  ===========  ===========


























The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATION            STATEMENTS OF CASH FLOWS FOR THE THREE MONTH
(UNAUDITED)                             PERIODS ENDED JUNE 30, 2002 AND 2001



                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                          -------------------------
                                              2002          2001
                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                               $   11,074    $       -

   Change in
     Decrease in accounts payable              3,860            -
       Net cash used by operating activities  14,934            -
                                          -----------   -----------

NET DECREASE IN CASH                          14,934            -

CASH AT BEGINNING OF PERIOD                   40,431            -
                                          -----------   -----------

CASH AT END OF PERIOD                     $   25,497     $      -
                                          ===========   ===========


































The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATTION
(UNAUDITED)                               NOTES TO FINANCIAL STATEMENTS

   1.BASIS OF PRESENTATION:

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


   2.NATURE OF BUSINESS AND PLAN OF OPERATION:

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

RESULTS OF OPERATIONS

For the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001

For the three months ended June 30, 2002, the Company had a net loss of $4,371 and was inactive during the comparable period of 2001. The loss in the second quarter 2002 is primarily due to increased legal fees included in the Company's general and administrative expenses.

FINANCIAL CONDITION AND LIQUIDITY

During the six month period ended June 30, 2002, the Company used $14,934 of cash in operating activities. The Company has no recurring revenue from operating activities and has no immediate plans to sell additional shares of common stock. The Company anticipates being able to fund its operations for the remainder of 2002 through its existing cash resources.















             [The balance of this page left intentionally blank.]

                                    PART II


ITEM 1.    LEGAL PROCEEDINGS

           NONE

ITEM 2.    CHANGES IN SECURITIES

           NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5.    OTHER INFORMATION

           NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           NONE








                                  SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Quad Metals Corporation
                                 (Registrant)


By:  /s/  Robert W. O'Brien                       7/11/02
-------------------------------------             --------
Robert W. O'Brien                                   Date
President, Director and Principal Financial Officer