Form 10QSB
period 2002-09-30
QUAD METALS CORP/WA
filed 2002-11-04
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-5996

QUAD METALS CORPORATION

(Exact name of small business issuer as specified in its charter)

Washington

      91-0835748

(State or other jurisdiction of

         (IRS Employer Identification Number)

incorporation or organization)

601 West Main Avenue, Suite 714 Spokane, WA 99201

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (509) 455-9077

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

Yes [  ]  No [X]

             At October 15, 2002, 95,474,665 shares of the registrant’s common stock  were outstanding.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheets as of September 30, 2002

and December 31, 2001

3

Statements of Operations For the Three and Nine Month

Periods Ended September 30, 2002 and 2001

4

Statements of Cash Flows For the Nine Month Periods

Ended September 30, 2002 and 2001

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

PART II

ITEM 1.

Legal Proceedings

8

ITEM 2.

Changes in Securities

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits and Reports on Form 8-K

8

Signatures

9

Certifications

10

Balance Sheets as of September 30, 2002

Quad Metals Corporation

and December 31, 2001

ASSETS

(Unaudited)

September 30,

December 31,

2002

2001

CURRENT ASSETS:

Cash

$

24,175

$

40,431

Total current assets

$

24,175

$

40,431

LIABILITES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable

$

-

$

4,370

Total current liabilities

-

4,370

STOCKHOLDERS’ EQUITY:

Preferred stock; no par value; 10,000,000 shares

authorized; none issued and outstanding

Common stock; no par value; 100,000,000

shares authorized; 95,474,665

shares issued and outstanding

-

-

Paid-in capital

2,252,824

2,252,824

Accumulated deficit

(2,228,649)

(2,216,763)

Total stockholders’ equity

24,175

36,061

Total liabilities and stockholders’ equity

$

24,175

$

40,431

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Operations for the Three and Nine

(Unaudited)

       Month Periods Ended September 30, 2002 and 2001

September 30, 2002

September 30, 2001

Three

Nine

Three

Nine

Months

Months

Months

Months

OPERATING EXPENSES:

General and administrative expenses

$

890

$

12,208

$

-

$

-

Total operating expenses

890

12,208

-

-

OTHER (INCOME):

Interest income

(78)

(322)

-

-

NET LOSS

$

812

$

11,886

$

-

$

-

NET LOSS PER COMMON SHARE

$

Nil

$

Nil

$

Nil

$

Nil

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING-BASIC

95,474,655

95,474,655

35,474,655

35,474,655

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Cash Flows for the Nine Month

(Unaudited)

Periods Ended September 30, 2002 and 2001

Nine Months Ended

September 30,

2002

2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(11,886)

$

-

Change in

Accounts payable

(4,370)

-

Net cash used by operating activities

(16,256)

-

NET DECREASE IN CASH

(16,256)

-

CASH AT BEGINNING OF PERIOD

40,431

-

CASH AT END OF PERIOD

$

24,175

$

-

The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATTION

(Unaudited)

         Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Quad Metals Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Quad Metals Corporation believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the registrant’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2002.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s December 31, 2001, financial statements.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

[The balance of this page left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Results of Operations

For the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001

For the three months ended September 30, 2002, the Company had a net loss of $812 and was inactive during the comparable period of 2001.  The loss in the third quarter 2002 is primarily due to increased legal fees included in the Company’s general and administrative expenses.

For the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001

For the nine months ended September 30, 2002, the Company had a net loss of $11,886 and was inactive during the comparable period of 2001.  The loss in the third quarter 2002 is primarily due to increased legal fees included in the Company’s general and administrative expenses.

Financial Condition and Liquidity

During the nine month period ended September 30, 2002, the Company used $16,256 of cash in operating activities.  The Company has no recurring revenue from operating activities and has no immediate plans to sell additional shares of common stock.  The Company anticipates being able to fund its operations for the remainder of 2002 through its existing cash resources.

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

Quad Metals Corporation

(Registrant)

By:  /s/  Robert W. O’Brien

10/24/02

Robert W. O’Brien

Date

Secretary, Treasurer, and Chief Executive Officer

CERTIFICATIONS

I, Robert W. O’Brien certify that:

1.

I have reviewed this report on Form 10-QSB of Quad Metals Corporation.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

Date: October 24, 2002

/s/ Robert W. O’Brien

-----------------------------------

Robert W. O’Brien

Secretary, Treasurer, and Chief Executive Officer