Form 10KSB
period 2002-09-30
QUAD METALS CORP/WA
filed 2003-02-28
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission File Number:  1-5996

QUAD METALS CORPORATION

(Exact name of registrant as specified in its charter)

                                 Nevada                                                                                    91-0835748

(State or Other Jurisdiction of Incorporation)                                                            (IRS Employer Identification Number)

601 West Main Avenue, Suite 714  99201

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (509) 455-9077

Securities Registered Under Section 12 (b) of the Act: None

Securities Registered Under Section 12 (g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     X      YES             NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to this Form 10-KSB.  [X]

The registrant had no revenue for the most recent fiscal year.

The registrant’s Common Stock held by non-affiliates of the registrant is currently not trading; the aggregate market value February 17, 2003, was nil.  As of February 17, 2003 there were 1,909,493 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PAGE

PART I

Item 1.

Business

3

Item 2.

Properties

4

Item 3.

Legal Proceedings

4

Item 4.

Submission of Matters to a Vote of Security Holders

5

PART II

Item 5.

Market for Registrant’s Common Equity and Related

Stockholder Matters

6

Item 6.

Management’s Discussion and Analysis or Plan of Operation

6

Item 7.

Financial Statements

7-17

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

18

PART III

Item 9.

Directors and Executive Officers of the Registrant

18

Item 10.

Executive Compensation

19

Item 11.

Security Ownership of Certain Beneficial Owners and Management

19-20

Item 12.

Certain Relationships and Related Transactions

20

Item 13.

Exhibits, and Reports on Form 8-K

20

Item 14.

Controls and Procedures

20

Signatures

Certifications

PART I

Safe Harbor Statement

With the exception of historical matters, the matters discussed in this report are forward-looking statements that involve known and unknown risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein.

Item 1 - BUSINESS

Quad Metals Corporation (the “Company” or the “Registrant”) is a Nevada corporation originally incorporated in the State of Washington in 1968.  The Company was formed to acquire interests in mining properties and explore for precious metals and other commercial minerals. The Company was unsuccessful in its activities and was substantially inactive from 1991 to 1998.  During 1998, the Company reinstated its corporate charter and made efforts to favorably position itself to seek alternative business opportunities.  In 2002, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the State of Washington to the State of Nevada.  Throughout this report, reference to “the Company” may include the Washington corporation prior to the merger and the Nevada corporation subsequent to the merger.

Since the sole purpose of the Company is to locate and consummate a merger or acquisition with another business entity, the Company may be defined as a “shell” company.  The proposed business activities described herein classify the registrant as a “blank check” company.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

Independent Certified Public Accountants' Opinion - Going Concern

The Company's financial statements for the years ended December 31, 2002 and 2001, were audited by the Company's independent certified public accountants, whose report includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern and that the Company has incurred significant operating losses that raise substantial doubt about its ability to continue as a going concern.

Scarcity of and Competition for Business Opportunities and Combinations

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

No Revenue and Minimal Assets

The Company has had no revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

Continued Management Control, Limited Time Availability

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company.   The Company’s officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.

Conflicts of Interest – General

The Company’s officers and directors participate in other business ventures which compete directly with the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company’s officers or directors are involved in the management of any firm with which the Company transacts business.

Probable Change in Control and Management

A business combination involving the issuance of the Company’s stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company.  The resulting change in control of the Company will likely result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination

The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Employees

The Company has no paid employees.  None of the Company’s executive officers are employed by the Company.  Management services are provided on an “as needed” basis without compensation, generally less than five hours per week.  The Company has no oral or written contracts for services with any member of management.

Item 2 - PROPERTIES

At December 31, 2002, the Company had no properties.

Item 3 - LEGAL PROCEEDINGS

The registrant has no legal actions pending against it and is not a party to any suits in any court of law.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2002, the Company held a shareholders’ meeting to vote on the following matters:

1)

To merge the Company into its wholly-owned Nevada subsidiary

Votes For

Votes Against

Votes Abstaining

75,746,364

29,700

6,000

2)

To approve a reverse stock split of the Company’s common stock whereby each fifty outstanding shares of common stock will be consolidated into one share of common stock

Votes For

Votes Against

Votes Abstaining

75,042,461

732,600

7,000

3)

To elect three members to the board of directors to serve for a one year term or until their respective successors are elected and qualified

Directors’ Names

Votes For

Votes Withheld

Robert W. O’Brien

75,773,061

9,000

Michael L. McLaughlin

75,764,061

9,000

Martyn A. Powell

75,773,061

9,000

4)

To approve the engagement of DeCoria, Maichel & Teague PS as independent auditors for the Company for the fiscal year ending December 31, 2002

Votes For

Votes Against

Votes Abstaining

75,775,061

5,000

3,000

[The balance of this page has been intentionally left blank.]

PART II

Item 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

The Company’s common stock has been inactive for several years and there is currently not a public trading market for the Company’s common stock on any organized exchange.

Holders.

The number of stockholders of record on February 17, 2003 was approximately 949.

Dividends.

The Company has declared no cash or stock dividends on its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.

Item 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  The primary method the Company will use to find potential merger or acquisition candidates will be to run classified ads seeking companies, which are looking to merge with a public shell.

Management of the Company, while not especially experienced in matters relating to the new business of the Company, will rely primarily upon their own efforts to accomplish the business purposes of the Company.  It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.

Financial Condition and Liquidity

As of December 31, 2002, the Company had $15,954 in cash.  During 2003, it is anticipated that the Company’s primary expense will be accounting fees for the annual audit of 2002 plus the three 10-Q reports for 2003.  These accounting fees are estimated to be about $9,000.  Management of the Company also anticipates that it will cost about $1,000 in 2003 for legal fees and $1,500 for transfer agent fees.  Other miscellaneous expenses are believed to be less than $1,000.  Thus, it is anticipated that the Company will be able to meet its 2003 expenses out of its existing cash balance of $15,954.  However, if there are any significant unexpected expenses, management may have to raise additional funds through the sale of common stock.

Item 7 – FINANCIAL STATEMENTS

 DECORIA,

 MAICHEL

 & TEAGUE

  A PROFESSIONAL SERVICES FIRM

Report of Independent Certified Public Accountants

Board of Directors

Quad Metals Corporation

We have audited the accompanying balance sheets of Quad Metals Corporation (“the Company”) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quad Metals Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington

January 14, 2003

QUAD METALS CORPORATION

TABLE OF CONTENTS

Page

Balance Sheets, December 31, 2002 and 2001

9

Statements of Operations for the years ended December 31, 2002 and 2001

10

Statements of Changes in Stockholders’ Equity

for the years ended December 31, 2002 and 2001

11

Statements of Cash Flows for the years ended December 31, 2002 and 2001

12

Notes to Financial Statements

13-17

Quad Metals Corporation

Balance Sheets

December 31, 2002 and 2001

ASSETS

2002

2001

Current assets:

Cash

$     15,954

$     40,431

Total assets

$     15,954

$     40,431

LIABILITES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable

$            92

$       4,370

Total liabilities

              92

        4,370

Stockholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares

authorized; 1,909,493 shares issued and outstanding,

at December 31, 2002

1,910

Common stock, no par value, 100,000,000 shares

authorized; 1,909,493 shares issued and outstanding,

at December 31, 2001

2,252,824

Preferred stock, no par value, 10,000,000 shares

authorized; none issued and outstanding

Capital in excess of par value

2,250,914

Accumulated deficit

(2,236,962)

(2,216,763)

Total stockholders’ equity

       15,862

       36,061

Total liabilities and stockholders’ equity

$     15,954

$     40,431

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Operations

For the years ended December 31, 2002 and 2001

2002

2001

Operating expenses:

General and administrative

$     20,566

$     21,092

       20,566

       21,092

Other income:

Interest income

          (367)

            (97)

          (367)

            (97)

Net loss

$      20,199

$      20,995

Net loss per common share

$          0.01

$          0.02

Weighted average common

shares outstanding-basic

   1,909,493

    909,411

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2002 and 2001

Common Stock

Capital in Excess

Accumulated

Shares

Amount

of Par Value

Deficit

Total

Balance, December 31, 2000

35,474,665

$    2,192,824

$  (2,195,768)

$       (2,944)

Sale of common stock

      60,000,000

60,000

60,000

Net loss

         (20,995)

         (20,995)

Balance, December 31, 2001

      95,475,665

     2,252,824

    (2,216,763)

            36,061

Effect of 50-to-1 reverse stock split

(93,566,172)

Change in par value of common stock

   (2,250,914)

$    2,250,914

Net loss

         (20,199)

       (20,199)

Balance, December 31, 2002

        1,909,493

$          1,910

$      2,250,914

$   2,236,962

$       15,862

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Cash Flows

For the years ended December 31, 2002 and 2001

2002

2001

Cash flows from operating activities:

Net loss

$    (20,199)

$    (20,995)

Change in:

Accounts payable

       (4,278)

          1,426

Net cash used by operating activities

     (24,477)

     (19,569)

Cash flows from financing activities:

Proceeds from sale of common stock

       60,000

Net cash provided by financing activities

       60,000

Net change in cash

     (24,477)

       40,431

Cash, beginning of year

       40,431

                0

Cash, end of year

$     15,954

$     40,431

Supplemental cash flow information:

Cash paid for interest

$            97

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Notes to Financial Statements

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Quad Metals Corporation (“the Company”) is a Nevada corporation originally incorporated in the state of Washington in 1968.  The Company was formed to acquire interests in mining properties and explore for precious metals and other commercial minerals. The Company was unsuccessful in its activities and was substantially inactive from 1991 to 1998.

During 1998, the Company reinstated its corporate charter and began efforts to favorably position itself to seek alternative business opportunities. In 2002, the Company merged into its wholly-owned Nevada subsidiary and changed its corporate domicile from the State of Washington to the State of Nevada. Throughout this report reference to “the Company” may include the Washington corporation prior to the merger and the Nevada corporation subsequent to the merger.

These financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred operating losses since its inception, has no recurring source of revenue, and has an accumulated deficit. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through sales of its unregistered common stock and the eventual acquisition of an entity with profitable business operations. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

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

Quad Metals Corporation

Notes to Financial Statements, Continued:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including accounts payable, approximated their fair values as of December 31, 2002 and 2001.

Loss Per Share

Such amounts, representing basic and diluted (if applicable) loss per share, are computed based on the weighted average number of shares outstanding during the years ended December 31, 2002 and 2001.  The weighted average number of shares outstanding at December 31, 2001, has been retroactively adjusted for the effect of a 50-to-1 reverse stock split (See Note 5).

Mining Properties

In prior years the Company owned or controlled properties on private and public lands in several states in the Western United States for purposes of exploring for and developing commercial mineral deposits. The Company’s exploration efforts on its properties proved unsuccessful, and as of December 31, 1991, the Company had abandoned all of its interests in mineral and mining properties.  The Company and its properties have been subject to a variety of federal and state regulations governing land use and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141").  SFAS No. 141 addresses financial accounting and reporting for business combinations.  SFAS No. 141 generally requires business combinations to be accounted for using the purchase method.  The pronouncement is effective for business combinations occurring after June 30, 2001.  Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of SFAS No. 142 are effective December 31, 2001.  The Company does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

Quad Metals Corporation

Notes to Financial Statements, Continued:

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

New Accounting Pronouncements, Continued:

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.  The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS no. 144 on January 1, 2002 and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

In August 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. The Company believes that the adoption of SFAS No. 147 will not have a material impact on its reported financial position or results of operations.

Quad Metals Corporation

Notes to Financial Statements, Continued:

3.

MERGER

On June 21, 2002, the Company entered in to a Plan of Merger ("the Merger”) with Quad Metals Corporation, a Nevada corporation, and a wholly-owned subsidiary created to change the Company’s domicile from the State of Washington to the State of Nevada. The Merger was effected by a share-for-share exchange between the constituent corporations, and was subject to the approval of a majority vote of shareholders. On November 18, 2002, at an annual meeting of the shareholders, the Merger was ratified and became effective upon the filing of the Articles of Merger with the state of Nevada on December 11, 2002.

4.

INCOME TAXES

At December 31, 2002 and 2001, the Company had federal tax-basis net operating loss carryforwards totaling approximately $41,000 and $21,000, respectively, which will expire through 2022.  The deferred tax assets associated with the operating loss carryforwards are approximately $14,000 and $7,100, respectively, and have been fully reserved for as management believes it is more likely than not that the deferred tax assets will not be utilized.

5.

STOCKHOLDERS’ EQUITY

Common Stock

The Company had one class of no par value common stock authorized and outstanding at December 31, 2001. During an annual meeting of shareholders ordered by the Superior Court of the State of Washington on September 17, 1998, the articles of incorporation were amended to increase the number of shares authorized for issue from 40,000,000 to 100,000,000.  The amendment took effect upon its filing with the Secretary of the State of Washington in December of 2001. Upon the Company's merger (See Note 3), into its wholly-owned Nevada subsidiary during 2002, the Company’s articles of incorporation now provide for 300,000,000 shares of $0.001 par value common stock available for issue.

Reverse Stock Split

On November 18, 2002, at an annual meeting of shareholders, the Company’s shareholders approved a 50-to-1 reverse stock split. The reverse stock split reduced the Company’s 95,474,665 outstanding shares of common stock to 1,909,493.  All references to retained earnings, common stock, common shares outstanding and average numbers of common stock shares outstanding, in these financial statements and notes to financial statements, prior to the record date of the stock split have been restated to reflect the 50-to-1 common stock split on a retroactive basis.

Quad Metals Corporation

Notes to Financial Statements, Continued:

5.

STOCKHOLDERS’ EQUITY, CONTINUED:

Private Placement of Common Stock

In October of 2001, the Company’s board of directors resolved to offer up to 60,000,000 shares of its common stock, in a private placement, to certain accredited investors.  The offering, which was exempt from registration under the Securities Act of 1933 (“the Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D, resulted in the sale of 60,000,000 shares of the Company’s unregistered common stock for $0.001 per share, or $60,000.  Proceeds from the offering were used to fund general and administrative activities necessary to reestablish the Company’s compliance with securities regulations and investigate potential business opportunities with other entities.

Preferred Stock

As provided by the Company’s articles of incorporation the Company has 10,000,000 shares of $0.001 par value preferred stock available for issue as of December 31, 2002.  The preferred stock is entitled to preference over common stock of the Company with respect to the distribution of assets in the event of liquidation or dissolution.  The preferred stock may be divided into and issued in designated series as determined by the Company’s board of directors.

6.

RELATED PARTY TRANSACTIONS

The Company has been furnished with certain unreimbursed management, administrative, accounting and consulting services by various related parties, which are not reflected in these financial statements and not material to the financial statements.  During 2002, the Company paid an accumulated amount of $1,129 to an officer, a major shareholder, and members of their immediate families in reimbursements for expenses paid by them on the Company's behalf and for services provided in connection with the preparation of a proxy statement for the Company.

During the year ended December 31, 2001, the Company expended $7,095 for legal services provided by Gregory B. Lipsker, the Company’s legal counsel and an officer and director up until June 1, 2002, at which time Mr. Lipsker tendered his resignations. At December 31, 2001, the Company had accrued $170, to Mr. Lipsker for legal services provided.

During 2001, the Company sold 1,500,000 shares of its unregistered common stock to Mr. Lipsker for $0.001 per share, or $1,500. The Company also sold 24,500,000 shares of its unregistered common stock to existing directors for $0.001 per share, or $24,500. Both of the aforementioned sales were pursuant to an offering that was exempt from securities registration (See Note 5).

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

 ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers.

The names, ages, business experience and positions of our directors and executive officers as of December 31, 2002 are set out below.  The Company’s board of directors consisted of three members at such date.  All directors serve until their successors are elected and qualified.

Name

Age

Position

Robert W. O’Brien

67

President

Michael McLaughlin

69

Vice-President and Assistant Secretary

Martyn A. Powell

50

Secretary/Treasurer

Each officer serves in the position indicated after his name for a period of one year or until his successor is elected and qualified.

Biographies of Directors, Executive Officers, and Key Individuals.

Robert W. O’Brien.

Mr. O’Brien has served as president of the Company since June 2001.  Mr. O’Brien graduated from Gonzaga University with a BA Degree in Economics.  Since July 1996, Mr. O’Brien has been the sole owner and manager of Spokane Quotation Bureau, LLC, a company which publishes stock quotations for companies traded over-the-counter.  Mr. O’Brien had served as secretary/treasurer and a director of Gold Bond Resources, Inc., a reporting company from May of 2000 to January of 2003.  Mr. O’Brien currently serves as a director and officer of Aberdeen Idaho Mining Company, an inactive reporting company.

Michael McLaughlin

Mr. McLaughlin has served as Vice-President and Assistant Secretary of the Company since June 2001.  Mr. McLaughlin has been retired from full-time employment since 1992, at which time he sold financing for IBM Credit Corp.  Since 1980, Mr. McLaughlin has been employed part-time by the Washington State Horse Racing Commission as an auditor for satellite racing facilities.  Mr. McLaughlin had also served as vice president and a director of Gold Bond Resources, Inc., from May of 2000 to January of 2003.

Martyn A. Powell

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and holders of 10% or more of the Company’s common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and stockholders holding more than 10% of the Company’s common stock are required by the regulation to furnish the Company with copies of all Section 16(a) forms they have filed.  To the best of the Company’s knowledge, all required reports have been filed.

Item 10 - EXECUTIVE COMPENSATION

No officer receives any compensation for services rendered to the Company.  Directors receive no annual compensation nor attendance fees for servicing in such capacity.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

               MANAGEMENT

The following table sets forth as of February 17, 2003, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group.  At such date, there were 1,909,493 outstanding shares.

Name and

Amount and nature of Beneficial

Percent

address of Owner

Ownership (all direct unless otherwise noted)

of Class

Terry Dunne

360,000

18.85%

601 W. Main Ave., Suite 1017

Spokane, WA 99201

Robert O’Brien (1)

360,000

18.85%

1511 S. Riegel Court

Spokane, WA 99212

The Estate of Dr. Tibor Klobusicky (2)

315,000

16.50%

E.3612 16th Ave.

Spokane, WA  99203

Stanley Harrison

200,000

10.47%

E. 10900 Wolf Lodge Bay Road

Coeur d’ Alene, ID 83814

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

               MANAGEMENT CONTINUED:

Name and

Amount and nature of Beneficial

Percent

address of Owner

Ownership (all direct unless otherwise noted)

of Class

Martyn A. Powell (1)

100,000

5.24%

2024-105th Place S.E.

Everett, WA 98208

Michael L. McLaughlin(1)

30,000

1.57%

2615 S. Adams Rd.

Veradale, WA 99037

All directors and executive

Officers as a group (3 people)

490,000

25.66%

(1)

Executive officer and director

(2)

Includes 60,000 shares of held of record and owned beneficially by the Estate of Tibor Klobusicky and 255,000 as to which Tibor Klobusicky claims beneficial ownership through the shares held of record by the Family of Dr. Tibor Klobusicky, The Klobusicky Family Trust, and the Klobusicky Family Partnership.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 6 to the Financial Statements.

Item 13 - EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

Item 14. CONTROLS AND PROCEDURES

The Registrant's President and Secretary/Treasurer evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report.  Based upon this evaluation, the Registrant's President and Secretary/Treasurer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAD METALS CORPORATION INC.

By:

/s/ Robert W. O’Brien

Robert W. O’Brien

President

Date:  February 17, 2003

By:

/s/ Michael L. McLaughlin

Michael L. McLaughlin

Vice-President

Date:  February 17, 2003

By:

/s/Martyn  A. Powell

Martyn A. Powell

Secretary/Treasurer

Date:  February 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Robert W. O’Brien

Robert W. O’Brien

Director and President

Date:  February 17, 2003

By:/s/ Michael L. McLaughlin

Michael L. McLaughlin

Director and Vice-President

Date:  February 17, 2003

By: /s/Martyn A. Powell

Martyn A. Powell

Director and Secretary/Treasurer

Date:  February 17, 2003

CERTIFICATION

I, Robert W. O’Brien. certify that:

1.

I have reviewed this annual report on Form 10-KSB of Quad Metals Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.

presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates’

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 17, 2003

/s/ Robert W. O’Brien

Robert W. O’Brien

President and Director

CERTIFICATION

I, Martyn A. Powell, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Quad Metals Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.

presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates.

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 17, 2003

/s/Martyn  A. Powell

Martyn A. Powell

Secretary/Treasurer and Director

23