Form 10QSB
period 2003-03-31
QUAD METALS CORP/WA
filed 2003-04-24
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The OTC Bulletin Board

Title of each class

Name and exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [  ]

             At April 9, 2003, 1,909,493 shares of the registrant’s common stock  were outstanding.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Balance Sheets as of March 31, 2003

and December 31, 2002

3

Statements of Operations For the Three Month

Periods Ended March 31, 2003 and 2002

4

Statements of Cash Flows For the Three Month Periods

Ended March 31, 2003 and 2002

5

Notes to Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

ITEM 3.

Controls and Procedures

7

PART II

ITEM 1.      Legal Proceedings

8

ITEM 2.      Changes in Securities

8

ITEM 3.      Defaults Upon Senior Securities

8

ITEM 4.      Submission of Matters to a Vote of Security Holders

8

ITEM 5.      Other Information

8

ITEM 6.      Exhibits and Reports on Form 8-K

8

   Signatures

9

   Certifications

10

PART I

ITEM 1:  FINANCIAL STATEMENTS

Quad Metals Corporation

Balance Sheets as of March 31, 2003

and December 31, 2002

ASSETS

	(Unaudited),
	March 31,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$7,154	$15,954

Total current assets	$7,154	$15,954

LIABILITES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$784	$92

Total current liabilities	784	92

STOCKHOLDERS’ EQUITY:
Common stock; $0.001 par value; 300,000,000 shares authorized; 1,909,493 shares issued and outstanding	1,910	1,910
Preferred stock; no par value; 10,000,000 shares authorized; none issued and outstanding
Capital in excess of par value	2,250,914	2,250,914
Accumulated deficit	(2,246,454)	(2,236,962)
Total stockholders’ equity	6,370	15,862

Total liabilities and stockholders’ equity	$7,154	$15,954

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Operations for the Three Month

(Unaudited)

Period Ended March 31, 2003 and 2002

		March 31,		March 31,
		2003		2002
OPERATING EXPENSES:
General and administrative expenses		$9,506		$6,838
Total operating expenses		9,506		6,838

OTHER (INCOME):		(14)		(135)
Interest income		$9,492		$6,703

NET LOSS

NET LOSS PER COMMON SHARE	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		1,909,493		1,909,493

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Cash Flows for Three Month

(Unaudited)

Periods Ended March 31, 2003 and 2002

	March 31,	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$9,492	$6,703
Change in:
Increase in accounts payable	(692)	(616)
Net cash flows used by operating activities	8,800	6,087

NET DECREASE IN CASH	8,800	6,087

CASH AT BEGINNING OF PERIOD	15,954	40,431

CASH AT END OF PERIOD	$7,154	$34,344

The accompanying notes are an integral part of these financial statements.

QUAD METALS CORPORATTION

(Unaudited)

Notes to Financial Statements

1.

Basis of Presentation:

The financial statements of Quad Metals Corporation included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, Quad Metals Corporation believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2002 included in the registrant’s Form 10-KSB.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year ending December 31, 2003.

2.

Nature of Business and Plan of Operation:

The objectives of the Company are to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly registered corporation. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern as expressed by the Company’s independent accountants in their report on the Company’s December 31, 2002, financial statements.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002

For the three months ended March 31, 2003, the Company had a net loss of $9,492 compared to a net loss of $6,703 for the three months ended March 31, 2002.  The loss in the first quarters of 2003 and 2002 were primarily due to general and administrative expenses associated with the audit of the Company’s financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission.

Financial Condition and Liquidity

During the three month period ended March 31, 2003, the Company used $8,800 of cash in operating activities.  The Company may have to sell additional shares of common stock in order to fund basic operating expenses because there are no revenues from any operating activities.

ITEM 3.

CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s president believes the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Quad Metals Corporation

(Registrant)

By:  /s/  Robert W. O’Brien

April 21, 2003

Robert W. O’Brien

Date

President, Director and Principal Financial Officer

Certifications

I, Robert O'Brien, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Quad Metals Corporation

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this quarterly report.

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.

presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I have disclosed, based on my most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions);

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

6.

I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003

/s/Robert O'Brien

Robert O'Brien

President, Director and Principal Financial Officer