Form 10QSB
period 2003-06-30
QUAD METALS CORP/WA
filed 2003-07-29
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes [X]  No [  ]

             At July 18, 2003, 1,909,493 shares of the registrant’s common stock  were outstanding.

TABLE OF CONTENTS

PART I

            PAGE

ITEM 1.

Balance Sheets as of June 30, 2003

and December 31, 2002

    3

Statements of Operations For the Three and Six Month

Periods Ended June 30, 2003 and 2002

    4

Statements of Cash Flows For the Six Month Periods

Ended June 30, 2003 and 2002

    5

Notes to Financial Statements

    6

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and

       Results of Operations

    7

ITEM 3.     Controls and Procedures

    8

PART II

ITEM 1.      Legal Proceedings

    9

ITEM 2.      Changes in Securities

    9

ITEM 3.      Defaults Upon Senior Securities

    9

ITEM 4.      Submission of Matters to a Vote of Security Holders

    9

ITEM 5.      Other Information

    9

ITEM 6.      Exhibits and Reports on Form 8-K

    9

   Signatures

    10

   Certifications

    11

PART I

ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2003

Quad Metals Corporation

and December 31, 2002

ASSETS

	(Unaudited),
	June 30,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$4,153	$15,954

Total current assets	$4,153	$15,954

LIABILITES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$147	$92

Total current liabilities	147	92

STOCKHOLDERS’ EQUITY:
Common stock; $0.001 par value; 300,000,000 shares authorized; 1,909,493 shares issued and outstanding	1,910	1,910
Preferred stock; no par value; 10,000,000 shares authorized; none issued and outstanding
Capital in excess of par value	2,250,914	2,250,914
Accumulated deficit	(2,248,818)	(2,236,962)
Total stockholders’ equity	4,006	15,862

Total liabilities and stockholders’ equity	$4,153	$15,954

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Operations for the Three and Six

(Unaudited)

Month Periods Ended June 30, 2003 and 2002

		June 30, 2003				June 30, 2002
		Three Months		Six Months		Three Months		Six Months
OPERATING EXPENSES:
General and administrative expenses		$2,371		$11,877		$4,480		$11,318
Total operating expenses		2,371		11,877		4,480		11,318

OTHER (INCOME):
Interest income		(7)		(21)		(109)		(244)
Total other (income)		(7)		(21)		(109)		(244)

NET LOSS		$2,364		$11,856		$4,371		$11,074

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUSTANDING – BASIC		1,909,493		1,909,493		1,909,493		1,909,493

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation

Statements of Cash Flows for the Six Month

(Unaudited)

Periods Ended March 31, 2003 and 2002

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$11,856	$11,074

Change in:
Decrease (increase) in accounts payable	(55)	3,860
Net cash flows used by operating activities	11,801	14,934

NET DECREASE IN CASH	11,801	14,934

CASH AT BEGINNING OF PERIOD	15,954	40,431

CASH AT END OF PERIOD	$4,153	$25,497

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

Letter of Intent

On July 9, 2003, Quad Metals Corporation (“Quad Metals”) entered into a letter of intent to acquire all of the outstanding shares of capital stock of DataJungle Ltd., a company incorporated under the Canada Business Cororation Act (“DataJungle”). In exchange for 100% of the outstanding capital stock of DataJungle, Quad Metals will issue approximately 7,754,000 share of its common stock.  In addition, Quad Metals will issue approximately 8,601,000 shares of its common stock for the assumption and conversion of approximately $1,290,000 of DataJungle’s outstanding convertible debt.

Immediately after closing there will be approximately 18,264,000 shares of Quad Metal issued and outstanding as follows:

Current Quad Metals shareholders – approximately 1,909,000 shares (10.5%)

DataJungle shareholders – approximately 16,355,000 shares (89.5%)

DataJungle, a two year old software company markets Web-based software solutions that delivers business information as interactive tables, charts, maps, and unstructured information. These solutions consist of modules of functionality that can be assembled like LEGO™ blocks to the specific requirements of the customer and customized to the needs of each user class within the customer’s business.

Closing of the transaction is subject to completion of due diligence, execution of a definitive Share Purchase Agreement, approval of the board of directors of Quad Metals and approval of the directors and shareholders of DataJungle.

Results of Operations

For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002

For the three months ended June 30, 2003, the Company had a net loss of $2,364 compared to a net loss of $4,371 for the three months ended June 30, 2002.  The loss in the second quarters of 2003 and 2002 were primarily due to general and administrative expenses associated with the audit of the Company’s financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission.

Results of Operations (Continued)

For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002

For the six months ended June 30, 2003, the Company had a net loss of $11,856 which is comparable to a net loss of $11,074. The net loss in both periods resulted from general and administrative expenses associated with the audit of the Company’s financial statements and the preparation and filing of Form 10-KSB with the Securities and Exchange Commission.

Financial Condition and Liquidity

During the six month period ended June 30, 2003, the Company used $11,801 of cash in operating activities.  The Company may have to sell additional shares of common stock in order to fund basic operating expenses because there are no revenues from any operating activities.

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

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                        HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K dated July 9, 2003, Item 5. – Other Events

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad Metals Corporation

(Registrant)

By:  /s/  Robert W. O’Brien

July 25, 2003

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

Date: July 25, 2003

/s/Robert O'Brien

Robert O'Brien

President, Director and Principal Financial Officer