Form 10QSB
period 2003-09-30
QUAD METALS CORP/WA
filed 2003-10-15
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-05996

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

Yes [X]  No [  ]

At October 7, 2003, 1,909,493 shares of the registrant’s common stock were outstanding.

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

    9

   Signatures

    10

   Certifications

    11

PART I

ITEM 1:  FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2003

Quad Metals Corporation                                                                             and December 31, 2002

ITEM 1:  FINANCIAL STATEMENTS

                                                                       ASSETS

	(Unaudited)
	September 30,	December 31,
	2003	2002
CURRENT ASSETS:
Cash	$2,220	$15,954

Total current assets	$2,220	$15,954

                                 LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$140	$92

Total current liabilities	140	92

STOCKHOLDERS’ EQUITY:
Common stock; $0.001 par value; 300,000,000 shares authorized; 1,909,493 shares issued and outstanding	1,910	1,910
Preferred stock; no par value; 10,000,000 shares authorized; none issued and outstanding
Capital in excess of par value	2,250,914	2,250,914
Accumulated deficit	(2,250,744)	(2,236,962)
Total stockholders’ equity	2,080	15,862

Total liabilities and stockholders’ equity	$2,220	$15,954

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation                           Statements of Operations for the Three and Nine

(Unaudited)                                              Month Periods Ended September 30, 2003 and 2002

		September 30, 2003				September 30, 2002
		Three Months		Nine Months		Three Months		Nine Months
OPERATING EXPENSES:
General and administrative expenses		$1,927		$13,804		$890		$12,208
Total operating expenses		1,927		13,804		890		12,208

OTHER (INCOME):
Interest income		(1)		(22)		(78)		(322)
Total other (income)		(1)		(22)		(78)		(322)

NET LOSS		$1,926		$13,782		$812		$11,886

NET LOSS PER SHARE	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC		1,909,493		1,909,493		1,909,493		1,909,493

The accompanying notes are an integral part of these financial statements.

Quad Metals Corporation                               Statements of Cash Flows for the Nine Month

(Unaudited)                                                         Periods Ended September 30, 2003 and 2002

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,782)	$(11,886)

Change in:
Accounts payable	48	(4,370)
Net cash flows used by operating activities	(13,734)	(16,256)

NET DECREASE IN CASH	(13,734)	(16,256)

CASH AT BEGINNING OF PERIOD	15,954	40,431

CASH AT END OF PERIOD	$2,220	$24,175

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

Nature of Business:

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

[The balance of this page has been left intentionally blank.]

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                        FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

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

Letter of Intent

On July 9, 2003, Quad Metals Corporation (“Quad”) entered into a letter of intent to acquire all of the outstanding shares of capital stock of DataJungle Ltd., a company incorporated under the Canada Business Cororation Act (“DataJungle”). In exchange for 100% of the outstanding capital stock of DataJungle, Quad Metals will issue approximately 7,754,000 shares of its common stock.  In addition, Quad Metals will issue approximately 8,601,000 shares of its common stock for the assumption and conversion of approximately $1,290,000 of DataJungle’s outstanding convertible debt.

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

This transaction closed on October 1, 2003.

Financial Condition and Liquidity

During the nine month period ended September 30, 2003, the Company used $13,734 of cash in operating activities.  This compares to a decrease of $16,256 in cash for the nine month period ended September 30, 2002.

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

Quad Metals Corporation

(Registrant)

By:  /s/Robert W. O’Brien

      October 9, 2003

Robert W. O’Brien

Date

President and Principal Financial Officer