Form 10KSB
period 2003-12-31
DATAJUNGLE SOFTWARE INC
filed 2004-04-30
CIK 81350

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

Commission File No. 001-05996

DATAJUNGLE SOFTWARE INC.

(Name of small business issuer in its charter)

          State of Nevada

      91-0835748

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

1 Hines Road, Suite 202, Ottawa, Ontario, Canada

K2K 3C7

     (Address of principal executive offices)

(Zip Code)

Issuer’s telephone number:  613-254-7246

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [   ]  NO [X]

-  Issuer late filed this Form 10-KSB and late filed Form 8-K which included audited financial statements for DataJungle Ltd. for the years ended June 30, 2003 and 2002

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

State issuer’s revenues for its most recent fiscal period.  $16,465

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.64) and asked ($0.69) price of the issuer’s Common Stock as of April 23, 2004, was $5,279,273, based upon the average between the closing bid and asked price ($0.665) multiplied by the 7,938,756 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of April 23, 2004: 15,190,946.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (12-03)

Potential persons  who are to respond to  the collection of information contained in this form  are not required to respond  unless the form displays a currently valid OMB control number.

DATAJUNGLE SOFTWARE INC.

Form 10-KSB

December 31, 2003

Table of Contents

Page No.

Cautionary Notice Regarding Forward-looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

15

Item 3.

Legal Proceedings.

15

Item 4.

Submission of Matters to a Vote of Security Holders.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters.

15

Item 6.

Management's Discussion and Analysis or Plan of Operation.

17

Item 7.

Financial Statements.

22

Item 8.

Changes in and Disagreement With Accountants on Accounting

and Financial Disclosure.

23

Item 8A.

Controls and Procedures

23

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

23

Item 10.

Executive Compensation.

26

Item 11.

Security Ownership of Certain Beneficial Owners and Management.

27

Item 12.

Certain Relationships and Related Transactions.

29

Item 13.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

29

Item 14

Principal Accountant Fees and Services

30

Financial Statements

F1-F26

Signatures

31

Certifications (filed herewith)

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.  This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations with respect to many things.  Some of these things are:

*

trends affecting our financial condition or results of operations for our limited history;

*

our business and growth strategies;

*

our technology;

*

the Internet; and

*

our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

*

our limited operating history;

*

our minimal sales to date;

*

our future requirements for additional capital funding;

*

the failure of our technology and products to perform as specified;

*

the discontinuance of growth in the use of the Internet;

*

the enactment of new adverse government regulations; and

*

the development of better technology and products by others.

The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

"Part I. Item 1. Description of Business" especially the disclosures set out under the heading "Risk Factors"; and

"Part II. Item 6. Management's Discussion and Analysis or Plan of Operation"

You should carefully consider and evaluate all of these factors. In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

PART I

Item 1.  Description of Business.

Summary

DataJungle Software Inc. (“DataJungle” or “Company”) designs, develops and markets web-based enterprise class business intelligence reporting and collaboration solutions.  Our software translates raw operational business data into views consisting of interactive tables, charts and maps that can be defined and personalized by each user.  This software has been built to leverage XML web services and vector graphics based delivery formats to extend the value of leading business intelligence software products and relational database server infrastructure.

DataJungle operates through a wholly owned Canadian subsidiary located in Ottawa, Ontario, Canada.

Our Products

DataJungle has three main products:

DataJungle Matrix

*

This product includes dash-boarding, analysis and report authoring and management functions enabling users to create personalized views of data without the need to have significant involvement from IT staff or specialized report authors.

*

A user can create any number of dash-board like views focused on the key business metrics of importance to that user.  The user can also drill down into any view and explore the underlying data.

*

An individual user can also author interactive reports from the source data and embed these reports into any web page or port them to other dash-boards or portals.

DataJungle Annotator

*

This product extends the functionality of Cognos PowerPlay, a leading  business intelligence software product, by adding annotation, collaboration and alerting capabilities.

*

A user can add comments and create discussion threads in text or recorded in audio and attach these to specific views or cells.  The user can save this information for personal use or share it with other colleagues who have access to the same data sets.

DataJungle Reporter

*

This is the generic name for applications that can be assembled from DataJungle’s library of pre-built reporter components to the specific requirements of a customer.  This solution is appropriate where the customer requires a high degree of customization related to analysis and reporting of business information.

*

Reporter components include intelligent and interactive chart styles, statistical analysis, alerts and thresholds.

Our Markets

DataJungle targets the business intelligence software market and the business data market with the same core technology and products.  The key attributes of each of these markets is as follows:

Business Intelligence Software Market

*

This market includes a variety of tools and applications focused on helping knowledge workers and business managers to access and analyze key business data and performance metrics.  The intention of these products is primarily to help companies make better and faster business decisions.

*

Existing products in this market provide powerful server technology but are limited in flexibility, user functionality and interactivity.  They also provide little or no integration between the different types of application servers.

*

The emergence of XML web services has allowed the leading vendors in this market to open their products permitting other parties such as DataJungle to extend the functionality of these products and integrate with them.

Business Data Market

*

This market includes companies that are in the business of selling industry and market research data.  These vendors typically do not provide software reporting tools to allow users of the data to extract the full value of the data.

*

The vendors in the business intelligence software market described above have products that are either too complex or inflexible for the typical user of the data.

*

The vendors in the business data market have not been able to develop commercial quality software and many continue to deliver data in raw format, paper reports or in basic electronic formats.  DataJungle can provide the interactivity and flexibility required for these users.

Our Market Positioning

*

DataJungle products do not directly compete with the products offered by vendors in the business intelligence software market or the business data market but are intended to complement these products.  We intend to sell our products and any related services directly or through distribution channels to organizations that purchase products and services from these business intelligence software vendors or business data vendors.  We have initiated marketing efforts primarily in North America but have also initiated contacts in Europe and Asia Pacific.

Direct Sales

*

The Direct Sales approach entails our management and sales representative making contacts within the organizations of target customers to present the benefits and competitive advantages of our products and services. Leads to such presentations are generated primarily through existing contacts of management and our sales representative.

Channel Sales

*

DataJungle has entered into reseller agreements with a leading provider of data to the automotive sector and a leading provider of business intelligence software products.  These agreements have resulted in a DataJungle Reporter solution being deployed to one of the large U.S. automotive manufacturers and a number of Reporter objects being deployed to other large U.S. based companies.

*

DataJungle has entered into a number of other reseller agreements and is continuing efforts to identify other partners or resellers.

The territory where most potential clients reside is expected to be in the U.S.  In addition to the resellers described above, two individuals within the company are focused entirely on sales and marketing efforts.

We anticipate that the main expense factors for continuing marketing efforts will be for:

*

Additional personnel

*

Direct marketing to potential customers

*

Participation in trade shows

*

Travel and living expense

*

Preparation of collateral material to support sales and distribution efforts

*

Training and support of resellers

For more information, please see "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

Our Competition

Although DataJungle products are not intended to directly compete with the products offered by vendors in the business intelligence software market or the business data market, our products do overlap to some extent with products and service offered by these vendors.  Some of these vendors have considerably more resources than DataJungle and may be developing capabilities competitive with DataJungle.  In addition, we cannot assure that competitive products do not currently exist or will not be developed or that our products will be saleable in the marketplace on a profitable basis.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities:

Research and development	Six Months December 31, 2003	Twelve Months June 30, 2003
Incurred during the period	$148,243	$174,418
Stock related compensation expense	262,367	-
Investment tax credits recoverable	(44,599)	(104,371)
Total	$366,011	$70,047

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

Intellectual Property Protection

We rely on trade secrets and confidentiality agreements. We claim copyright in specific software products and various elements of the core technology. However, we have not registered trademarks in any jurisdiction to cover specific products described herein or any of the core technology.  We believe, but we cannot assure, that our technology and its implementation may be eligible for patent protection.

We cannot assure that we will be able to obtain or to maintain protection of our intellectual property. We also cannot assure that our technology does not infringe upon the intellectual property rights of others. In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected. For more information please see "Risk Factors; Proprietary Rights" below.

Employees

As of April 23, 2004, DataJungle had 11 personnel, including 5 executive officers (responsible for sales and marketing, product development and administration), 5 software developers and programmers and 1 in marketing and sales. All of our personnel are located in Ottawa, Canada. In addition, we engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions as required.

Risk Factors

Our business operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

Our limited operating history makes evaluating our business and prospects difficult.

Our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our ability to consistently generate revenue on a profitable basis is unproven, and our business plan is constantly evolving. The Internet is constantly changing and software technology is constantly improving, therefore we may need to continue to modify our business plan to adapt to these changes. As a result of our limited operating history, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.  As a result, we may never achieve profitability and we may not be able to continue operations if we cannot successfully address the risks associated with our operations.

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future.  Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We incurred a net loss of $748,305 and negative cash flow from operations of $249,639 during the six months ended December 31, 2003.  During the twelve months ended June 30, 2003, we incurred a net loss of $305,258 and negative cash flow from operations of $272,913.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to increase from current levels as we increase expenditures for:

*

sales and marketing;

*

technology;

*

research and development; and

*

general business enhancement.

With increased on-going operating expenses, we will need to generate significant revenues to achieve profitability. Consequently, we may never achieve profitability.  Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability in the future, we may be unable to continue our operations.

We may require additional capital to proceed with our long-term business plan.  If we are unable to obtain such capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to limit or curtail our future operations.

We may require additional working capital to proceed with our long-term business plan. For a discussion of our capital requirements, see the disclosure in  "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations.” If we are unable to raise additional financing should it become necessary to do so, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

The loss of any of our key personnel would likely have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued services of our key personnel.  Our loss of any of these key personnel most likely would have an adverse effect on our business.  In addition, competition for personnel throughout the industry is intense and we may be unable to retain our current personnel or attract, integrate or retain other highly qualified personnel in the future.  If we do not succeed in retaining our current personnel or in attracting and motivating new personnel, our business could be materially adversely affected.

The business environment is highly competitive and, if we do not compete effectively, we may experience material adverse effects on our operations.

The market for business intelligence products and services is intensely competitive and we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar to some aspects to our products and services.  Our competitors may develop new technologies in the future that are perceived as effective or cost efficient than the technologies developed by us.

Some of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we will.  In addition, our competitors may have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties and rapidly acquire significant market share.  If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

If we are unable to develop brand recognition, we may be unable to generate significant revenues and our results of operations may be materially adversely affected.

To attract customers we may have to develop a brand identity and increase awareness of our technology and products. To increase brand awareness, we expect to significantly increase our expenditures for marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase awareness of our brands, which would have a material adverse effect on our results of operations.

If we are unable to respond to rapid technological change and improve our products and services, our business could be materially adversely affected.

The business intelligence software industry is characterized by technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology.  As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology.  The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable.  Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our end-users and that keep pace with technological developments, new competitive product offerings and emerging industry standards.  If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We depend upon a combination of copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have not registered trademarks or patents in any jurisdiction.  Although we have taken certain steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing copyright laws and the other steps that we have taken offer only limited protection.  Moreover, the laws of other countries in which we plan to market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition.

If we discover that any of our products or technology we license from third parties violates third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering.  In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  We currently do not have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others.  Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling our products.  Any of these events could have a material adverse effect on our business, operating results and financial condition.

If security were breached, our business would be materially adversely affected.

A key element of our technology and products is the ability to access business information using the Internet, either through facilities of our customers or hosted by us.  If anyone was able to circumvent security measures, they could misappropriate proprietary information or cause interruptions or problems with hardware and software of DataJungle or customers using our products.  Any such security breaches could significantly damage our business and our reputation.  In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures taken by us may not prevent disruptions or security breaches.    In the event that future events or developments result in a compromise or breach of the technology we use to protect a customer's personal information, our financial condition and business could be materially adversely affected.

Our operating results may prove unpredictable, and may fluctuate significantly.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  Factors which may cause operating results to fluctuate significantly include the following:

*

new technology or products introduced by us or by our competitors;

*

the timing and uncertainty of sales cycles and any seasonal declines in sales;

*

our success in marketing and market acceptance of our products and services by our existing customers and by new customers;

*

a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

*

general economic conditions, as well as economic conditions specific to users of our products and technology.

Our operating results may be volatile and difficult to predict.  As such, future operating results may fall below the expectations of securities analysts and investors.  In this event, the trading price of our common stock may fall significantly.

We expect to generate the majority of revenues in U.S. dollars and incur significant expenses in Canadian dollars.  If applicable currency exchange rates fluctuate our revenues and results of operations may be materially and adversely affected.

We expect that a majority of our revenues will be based on sales provided in United States dollars and currency other than the Canadian dollar.  In addition, we expect that a significant portion of our operating expenses will be incurred in Canada.  As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar and other currencies to the Canadian dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

Other risks associated with international operations could adversely affect our business operations and our results of operations.

There are certain risks inherent in doing business on an international level, such as:

*

unexpected changes in regulatory requirements, export and import restrictions;

*

legal uncertainty regarding liability and compliance with foreign laws;

*

competition with foreign companies or other domestic companies entering into the foreign markets in which we operate;

*

tariffs and other trade barriers and restrictions;

*

difficulties in staffing and managing foreign operations;

*

longer sales and payment cycles;

*

problems in collecting accounts receivable;

*

political instability;

*

fluctuations in currency exchange rates;

*

software piracy;

*

seasonal reductions in business activity; and

*

potentially adverse tax consequences.

Any of these factors could adversely impact the success of our international operations. One or more of such factors may impair our future international operations and our overall financial condition and business prospects.

Our common stock price may be volatile.

The market prices of securities of technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our common stock include, among others:

*

our quarterly results of operations;

*

the variance between our actual quarterly results of operations and predictions by stock analysts;

*

financial predictions and recommendations by stock analysts concerning technology companies and companies competing in our market in general, and concerning us in particular;

*

public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

*

public reports concerning our products or technology or those of our competitors; and

*

the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and technology companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations.  Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock, regardless of our results of operations.

There is a limited market for our common stock.  If a substantial and sustained market for our common stock does not develop, our shareholders' ability to sell their shares may be materially and adversely affected.

Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol of DJSW.  Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

*

investors may have difficulty buying and selling or obtaining market quotations;

*

market visibility for our common stock may be limited; and

*

a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Shares issuable upon the exercise of options and convertible debentures or under anti-dilution provisions in certain agreements could dilute stock holdings and adversely affect our stock price.

We have issued options and may issue additional options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of April 23, 2004 we have outstanding options to purchase a total of 760,300 shares of our common stock.  All of these options have exercise prices below the recent market price of $0.69 per share (as of April 23, 2004).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plan has 4,239,700 shares remaining for issuance as of April 23, 2004.  Future options issued under the plan may have further dilutive effects.

A holder of a convertible debenture has the option of converting outstanding principal plus interest thereon into 4,309,302 shares of our common stock based on a rate of one common share for each $0.15 CAD of debt converted.  Any such conversion would have a dilutive effect on stockholders.

Issuance of shares pursuant to the exercise of options, anti-dilution provisions, or the conversion of debentures, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

A large number of shares will be eligible for future sale and may depress our stock price.

As of April 23, 2004, we had outstanding 15,190,946 shares of common stock of which approximately 13,445,088 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

We do not intend to pay dividends in the near future.

Our board of directors determines whether to pay dividends on our issued and outstanding shares.  The declaration of dividends will depend upon our future earnings, our capital requirements, our financial condition and other relevant factors.  Our board does not intend to declare any dividends on our shares for the foreseeable future.

Our common stock may be deemed to be a "penny stock."  As a result, trading of our shares may be subject to special requirements that could impede our shareholders' ability to resell their shares.

Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share.  In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange, or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock".  Penny stocks are stocks:

*

with a price of less than five dollars per share;

*

that are not traded on a recognized national exchange;

*

whose prices are not quoted on the NASDAQ automated quotation system ; or

*

of issuers with net tangible assets less than

*

$2,000,000 if the issuer has been in continuous operation for at least three years; or

*

$5,000,000 if in continuous operation for less than three years, or

*

of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

*

to obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

*

to determine reasonably, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

*

to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

*

to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Our current and former executive officers, directors and major shareholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of April 23, 2004, our current and former executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 60% of the outstanding common stock if they converted all debentures held by them and exercised all of the options held by them.  These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

Our articles of incorporation contain provisions that could discourage an acquisition or change of control of our company.

Our articles of incorporation authorize our board of directors to issue preferred stock without stockholder approval.  Provisions of our articles of incorporation, such as the provision allowing our board of directors to issue preferred stock with rights more favorable than our common stock, could make it more difficult for a third party to acquire control of us, even if that change of control might benefit our stockholders.

Our Corporate History

Quad Metals Corporation, a Washington company incorporated on June 5, 1968 and Quad Metals Corporation, a wholly owned Nevada subsidiary incorporated on June 20, 2002 merged on December 11, 2002 to form Quad Metals Corporation, a Nevada corporation (“Quad”).  Pursuant to a Share Exchange Agreement which was effective October 1, 2003, Quad acquired all of the issued and outstanding common stock of DataJungle Ltd., a Canadian company (formed on August 15, 2001 as a merger of DataJungle, Inc., a Delaware company incorporated on August 4, 2000 and 3853021 Canada Inc., a Canadian company incorporated on July 27, 2001).  Effective November 18, 2003, Quad changed its name to DataJungle Software Inc.

Item 2.  Description of Properties.

Our head office is located at 1 Hines Road, Suite 202, Ottawa, Ontario, Canada, K2K 3C7. The telephone number is 613-254-7246.

Our office is leased from a non-affiliated party based on a sublease agreement for 5,526 sq. ft. of space until December 31, 2004.

Item 3.  Legal Proceedings.

We are not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security holders.

On October 27, 2003, shareholders holding 52.9% of the issued and outstanding common shares of the Company, consented to a resolution to change the name of the Company from Quad Metals Corporation to DataJungle Software Inc.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)

Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded is in the over-the-counter market.  Our stock is quoted on the OTC Bulletin Board under the symbol “DJSW”.  Prior to obtaining the symbol “DJSW”, the Company traded under the symbol of “QMTL”.  The symbol “QMTL” was granted by the OTC Bulletin Board on March 28, 2003.

The following table sets forth the range of high and low bid quotes of our common stock per quarter since March 28, 2003 as reported by the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low

2003
January 1 to March 31	0.00	0.00
April 1 to June 30	0.00	0.00
July 1 to September 30	1.01	0.00
October 1 to December 31	1.01	0.41
2004
January 1 to March 31	0.70	0.51

On April 23, 2004, the closing price of our common stock was $0.69 per share.

(b)

Holders -- There were approximately 975 holders of record of our common stock as of April 23, 2004, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of April 23, 2004 was 15,190,946 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	1,138,848	$ 0.25	3,861,152
Total	1,138,848	$ 0.25	3,861,152

We have granted options to purchase an aggregate of 83,700 shares of our common stock to non-employees in consideration for consulting services rendered.  These options entitle the holders to purchase shares of common stock at an exercise price of $0.40 per share.  Of these, 79,100 were vested at December 31, 2003 and are exercisable at various dates until December 31, 2013.  These options were issued pursuant to a Share Option Plan approved by our Canadian subsidiary, DataJungle Ltd. and were exchanged for options in the Company pursuant to our Share Option Plan, which was adopted by our board of directors and became effective on April 16, 2004.  The plan has not been approved by our stockholders.  The plan authorizes a committee of our board of directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 5,000,000 shares of common stock were reserved for issuance under the terms of the Share Option Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)

Sales of Unregistered Securities--During the three months ended December 31, 2003, we issued the following:

*

7,753,719 shares of our common stock in exchange for all of the issued and outstanding common stock of our wholly owned Canadian subsidiary, DataJungle Ltd.;

*

5,182,697 shares of our common stock for conversion of debt and related accrued interest of DataJungle Ltd. of $502,600;

*

345,001 shares of our common stock for cash at a price of $0.30 per share;

*

$42,000 of our 12% promissory notes;

*

300,000 stock purchase options to employees to purchase 300,000 common shares at an exercise price of $0.50 expiring at various dates to November 10, 2011;

*

Received $69,450 in subscriptions to purchase 231,500 shares of common stock at $0.30 per share.

During the period from January 1, 2004 to April 23, 2004, we issued the following:

*

$30,000 of our 12% promissory notes;

*

50,000 stock purchase options to employees to purchase 50,000 common shares at an exercise price of $0.65 expiring at various dates to March 31, 2012;

*

Received $132,000 in subscriptions to purchase 440,000 shares of common stock at $0.30 per share.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

General

In this section, we explain our consolidated financial condition and results of operations for the six months ended December 31, 2003 and the twelve months ended June 30, 2003. As you read this section, you may find it helpful to refer to our Consolidated Financial Statements at the end of this annual report.

Until we acquired our Canadian subsidiary, DataJungle Ltd., we had no material or substantive business operations.  Since then, our business has been as more fully described in " Part I, Item 1: Description of Business".  Accordingly, in this section we focus solely on the historical business operations of the subsidiary and our current business plan and operations.

Plan of Operations

Due to our limited operating history, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2004.  Our major initiatives through December 31, 2004 are:

*

furthering the development of our products; and

*

increasing commercial sales of our products, and continuing our current marketing program.

For more information, please see “Part 1. Item 1: Description of Business; Our Products.”

Marketing Plans:

DataJungle has entered into reseller agreements with a leading provider of data to the automotive sector and a leading provider of business intelligence software products.  These agreements have resulted in a DataJungle Reporter solution being deployed to one of the large U.S. automotive manufacturers and a number of Reporter objects being deployed to other large U.S. based companies.  Efforts to increase our customer base were increased in the last quarter of 2003 and included the engagement of a sales representative.  The current focus is to expand the number of leads and to identifying resellers and partners in the U.S., Western Europe and Asia.

Marketing leads are being developed by direct identification of potential customers, limited amount of advertising and through trade shows personal contacts of management and our sales representative.  We expect to spend approximately $48,000 in 2004 on sales and marketing activities excluding travel and compensation related costs.

Our sales representative, who is compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining the products and their benefits to potential customers.  We estimate the cost of this initiative, including travel and sales support, to be $385,000 for the year ended December 31, 2004.

The Company will add additional sales representatives as markets for the Company’s product expand.

In summary, the marketing program is expected to cost approximately $433,000 through December 31, 2004.

Developing and Improving Our Products:

While we will direct a considerable portion of our activities and budget to marketing, we will continue developing the core functions of our products and additional products.  For more information please see “Part I. Item 1. Description of Business; Our Products.”

We will improve and further develop our products based upon responses from potential customers.  The cost associated with this development is primarily a function of the activity currently planned and thus will be subject to a high degree of control.  We estimate that the cost of this continued research and development effort will be $500,000 through December 31, 2004.  The Company may expend additional resources on product development on a cost recovery basis through pilot projects with customers.  In addition, we expect to spend $425,000 on general and administrative expenses through December 31, 2004.

Until such time as we generate sufficient revenues from our products and services, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

*

debt instruments, including demand notes and convertible debentures similar to those discussed below in “Liquidity and Capital Resources”;

*

private placements of common stock;

*

exercise of stock options at an average exercise price of $0.25 per share;

*

funding from potential clientele or future industry partners.

During the fourth quarter of 2003, and the period from January 1, 2004 to April 23, 2004, we raised $304,950 through a private placement to issue 1,016,500 shares of common stock and $72,000 from 12% promissory notes.  These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, there will be an ongoing requirement for funding as described above.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors - Requirement for Additional Capital” in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for the six month period ended December 31, 2003 and the year ended June 30, 2003 and with respect to the consolidated balance sheets as at December 31, 2003 and June 30, 2003, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Six Months Ended December 21, 2003	Year Ended June 30, 2003
Operations Data
Revenues	$16,465	$144,553
Gross margin	(911)	82,154
General and administrative	280,591	155,646
Sales and marketing	82,365	115,218
Research and development	366,011	70,047
Depreciation of property and equipment	6,682	32,070
Net loss	$ 748,305	$ 305,258

	Six Months Ended December 31, 2003	Year Ended June 30, 2003
Cash Flows Data
Net cash from (used in) operations	$(249,639)	$ (272,913)
Net cash from (used in) investing activities	(8,371)	(20,595)
Net cash from financing activities	225,509	412,354
Effects of exchange rates on cash	(7,888)	(38,035)
Net increase (decrease) in cash	$ (40,389)	$ 80,811

Balance Sheet Data
Cash, cash equivalents and restricted cash	$ 46,558	$ 86,947
Accounts and investment tax credits receivable	230,332	153,944
Work-in-process	203,617	138,937
Total current assets	487,319	386,382
Property and equipment	21,319	16,710
Total assets	508,638	403,092
Accounts payable and accrued liabilities	322,978	313,000
Promissory notes and other obligations	75,209	454,831
Promissory notes and other obligations to related parties	423,602	432,416
Deferred revenue	307,176	136,232
Total current liabilities	1,128,965	1,338,539
Stockholders’ equity (deficiency)	(620,327)	(935,447)

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

Our financial statements have been prepared in accordance with U.S. GAAP and presented in U.S. dollars for purposes of this report.

The six months ended December 31, 2003 compared to the twelve months ended June 30, 2003

Revenue:  The Company uses the completed contract method of recognizing revenue.  Consequently, revenue is recognized in the period when all substantial obligations under the terms and conditions of a contract are completed.  Revenues for the twelve months ended June 30, 2003 were $144,553 compared to $16,465 for the six months ended December 31, 2003.  In the June 30, 2003 period, the Company completed three contracts for products totaling approximately $97,000 and one contract for services for approximately $48,000.  For the December 31, 2003 period, the Company completed a contract for products for approximately $15,000 and a contract for services for approximately $2,000.  In addition to the revenue recognized for accounting purposes, the Company is currently completing three contracts for products and a contract for services for which revenue had not been recognized at

December 31, 2003.  Payments received prior to December 31, 2003 from customers for these contracts are recognized in the balance sheet as at December 31, 2003 as deferred revenue.  The related costs of contracts not completed as at December 31, 2003 are included in the balance sheet as work-in-process.

Gross margin:  Gross margin for the six months ended December 31, 2003 was a loss of $911 (5.5% of revenue).  For the twelve months ended June 30, 2003, the gross margin was $82,154 (57% of revenue).  The two projects completed in the six months ended December 31, 2003 were expected to result in minimal or no margin as these projects were undertaken in anticipation of additional work in the future.  Three of the four projects for the prior period were priced to result in favorable margins.

General and administrative expenses: General and administrative expenses consist primarily of personnel costs, professional fees, communications expenses, occupancy costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the six moths ended December 31, 2003 we incurred $131,768 (approximately $264,000 on an annualized basis) before the impact of $148,823 in stock related compensation expense as compared to $155,646 during the twelve months ended June 30, 2003.  The increase on an annualized basis results primarily from an increase in personnel costs as certain management personnel were not paid for approximately 3 ½ months in the twelve months ended June 30, 2003 and an increase in occupancy costs from moving to facilities with more available space.

Sales and marketing:  Sales and marketing expenses consist primarily of personnel costs and travel.  For the twelve months ended June 30, 2003, expenses were $115,218 compared to $66,862 for the six months ended December 31, 2003 ($133,000 on an annualized basis) before the impact of $15,503 in stock related compensation expense.  The increase on an annualized basis is primarily the result of personnel costs as certain management personnel were not paid for approximately 3 ½ months in the twelve months ended June 30, 2003 partially offset by a decrease in travel and completion of an advertising contract.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications plus an applicable allocation of rent for space occupied by research and development personnel.  For the twelve months ended June 30, 2003, expenses were $70,047 compared to $103,644 for the six months ended December 31, 2003 ($208,000 on an annualized basis) before the impact of $262,367 in stock related compensation expense.  This increase on an annualized basis results primarily from a reduction in tax credits available to DataJungle Ltd. due to the acquisition by the Company.  In addition, the increase in expenses on an annualized basis was impacted by less personnel costs being transferred to cost of sales in the six months ended December 31, 2003.

Amortization: Amortization expense was $6,682 during the six months ended December 31, 2003 ($13,000 on an annualized basis) compared to $32,070 for the twelve months ended June 30, 2003.  This decrease on an annualized basis results primarily to a significant portion of assets being fully amortized in the period to June 30, 2003.

Net Loss: We incurred a loss of $748,305 ($0.05 per share) for the six months ended December 31, 2003, compared to a loss of $305,258 ($0.02 per share) for the twelve months ended June 30, 2003.    The loss for the six months ended December 31, 2003 includes $426,693 in stock related compensation expense (nil for the twelve months ended June 30, 2003).  Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

*

license our software applications to a sufficient number of clients;

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2003, we had negative working capital of $641,646, compared to negative working capital of $952,157 at June 30, 2003. This increase in working capital occurred primarily as a result of the conversion of  $503,000 in promissory notes including accrued interest thereon, into common shares.    We had $46,558 of cash on hand at December 31, 2003 compared to $86,947 at June 30, 2003.

During the period from January 1, 2004 to April 23, 2004, we raised $132,000 from subscriptions to purchase common shares at $0.30 per share plus $30,000 pursuant to a 12% promissory note.  These resources are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net Cash Flow from Operations:  During the six months ended December 31, 2003, we used $249,639 in operations, compared to using $272,913 during the twelve months ended June 30, 2003.  The use of cash in operations during the six months ended December 31, 2003 resulted primarily from a net loss of $748,305, which was partially offset by depreciation of $6,682, non-cash interest expense of $8,919, stock related compensation expense of $426,693 and by a net change in non-cash operating working capital of $56,372.   During the twelve months ended June 30, 2003, the use of cash in operations resulted from a net loss of $305,258 and a net change in non-cash operating working capital of $59,160 partially offset by depreciation of $32,070 and non-cash interest of $59,435.

Net Cash Used in Investing Activities:  During the six months ended December 31, 2003, we invested $10,591 in property and equipment, compared to $20,595 invested during the twelve months ended June 30, 2003.

Net Cash From Financing Activities:  During the six months ended December 31, 2003 net cash provided by financing activities was $225,509 compared to $412,354 for the twelve months ended June 30, 2003.  During the December 31, 2003 period, we raised $76,286 from the issuance of promissory notes and $155,655 in proceeds net of cash-based issuance costs for common stock.  During the twelve months ended June 30, 2003 we raised $418,891 from the issuance of promissory notes. For information concerning our capital requirements see “Plan of Operations” above.

During the period from January 1, 2004 to April 23, 2004, we raised an additional $30,000 from the issuance of a 12% promissory note and $132,000 from the private placement of 440,000 shares of common stock.

Item 7.

Financial Statements.

The Financial Statements required in Item 7 are included as pages F-1 through F-26 just prior to the signature page of this Form 10-KSB.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

On October 10, 2003, DeCoria, Maichel & Teague, P.S. resigned as the auditors of Quad Metals Corporation.  On April 16, 2004, the auditors of DataJungle Ltd., KPMG LLP, were appointed auditors of the Company.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

Item 8A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our President  & Chief Executive Officer and Vice President Finance, have evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our President & Chief Executive Officer and Vice President Finance have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name

Age

Position

Edward Munden

53

Director, Chairman, President and

Chief Executive Officer

Edward Munden was appointed Director, Chairman, President and Chief Executive Officer of the Company in October 2003.  He is a Director of Capital House Corporation (“Capital House”), which he co-founded in February 1989 as an Ottawa based private boutique investment banking organization that has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of technology software, energy and mining companies.  Capital House has been responsible for arranging $1.2 million of capital investment for the Company to date.  In 1994, Mr. Munden co-founded DevX Energy, Inc. (“DevX”) as a Dallas based independent NASDAQ-traded public energy company engaged in the exploration, development and acquisition of oil and natural gas properties.  Mr. Munden held senior level positions with DevX including Director, Chairman, President and CEO until it was sold to Comstock Resources, Inc. in December 2001.  Prior to his involvement with the Company, Capital House and DevX, Mr. Munden held positions in the mining industry with Eldorado Nuclear Limited from 1980 to 1989, the manufacturing industry with Proctor and Gamble Company of Canada from 1978 to 1980, and the oil and natural gas industry with Union Oil of Canada Limited from 1974 to 1976.  Mr. Munden is also a director of Mustang Minerals Corporation and of JML Resources Limited, both mineral exploration companies whose shares are traded on the TSX Venture Exchange in Canada.  Mr. Munden is a professional engineer and holds a Bachelor of Science degree in Engineering and a Masters of Business Administration from Queens University in Kingston, Canada.

Denes Bartakovich

48

Director, Executive Vice President

Prior to co-founding DataJungle in 2000, Mr. Bartakovich spent 9 years with Cognos in a variety of management positions. His most recent position at Cognos was Director of Internet Marketing. In this capacity he launched the first Cognos Web site and assumed all responsibilities related to leveraging the Web as a business medium and sales engine. Mr. Bartakovich’s team included Web application developers and his role included the advancement of Cognos Web technologies.  While at Cognos, Mr. Bartakovich pioneered the idea of reaching a mass business audience over the Web by bundling business intelligence software with data from leading data vendors.  These data solutions have been featured on CNBC, in Fortune magazine, and many other broadcast and print media outlets. Mr. Bartakovich holds a B.A. (Hons.) from Carleton University and an M.B.A. from the University of Toronto.

Don Carter

53

Director, Vice President

Prior to joining DataJungle, Mr. Carter was a Vice President with Nesbitt Burns in Ottawa where he acted as an investment advisor for 12 years.  Mr. Carter has deep expertise in the financial services sector as well as extensive contacts in that sector.  Prior to Nesbitt Burns, he held a number of positions with the Government of Canada.  Mr. Carter holds a B.Sc. from McGill University.

Robert Lendvai

41

Director

Mr. Lendvai is currently Vice President, Marketing for Activplant Corporation in London, Ontario, a world leader in enterprise manufacturing intelligence.  Mr. Lendvai has over 16 years management experience at global technology leaders Cognos, Business Objects, Corel and Jetform.  Immediately prior to Activplant, he was vice president, marketing at Internet security provider Kyberpass Corporation in Ottawa, Ontario.  Mr. Lendvai holds a Bachelor of Applied Arts degree from Toronto's Ryerson University.

Thomas Parkinson

44

Director

Mr. Parkinson is currently Senior Vice President and Chief Technology Officer for Peapod, Inc., an on-line grocery store, which was recently sold to Royal Ahold.  Mr. Parkinson co-founded Peapod in 1989.  Prior to Peapod, he was co-founder of Resource Control Systems, a Unix relational database company and in sales management with Procter & Gamble.  Mr. Parkinson holds a Master in Industrial Design from the Pratt Institute and a B. A. from Wesleyan University.

Larry Bruce

45

Vice President Finance, Secretary &

Treasurer

Mr. Bruce has been with DataJungle since 2000.  Prior to joining DataJungle, Mr. Bruce spent 11 years as Vice President Finance of a diverse group of real estate companies with operations in Ottawa and Washington and investments in various other companies including hi-technology.  He was one of the original investors in Autoskill International Inc., an Ottawa based developer of educational software.  Mr. Bruce was also a manager in the Entrepreneurial Services Group of Ernst & Young and has over 5 years of public accounting experience in both the Ottawa and Toronto offices handling a diverse client base ranging from owner managed business to public companies.  Mr. Bruce is a Chartered Accountant and a Certified Management Accountant and holds a B.B.A. (Hons.) from Bishop’s University.

Robert Poole

41

Vice President

Prior to co-founding DataJungle in 2000, Mr. Poole was with Cognos.  While at Cognos, he was instrumental in establishing key partnerships with the Nasdaq Stock Market, Thomson Financial and Fortune magazine.  Prior to joining Cognos, he co-founded an online information service.  Mr. Poole is a Chartered Accountant and has extensive experience in the development of financial models and the processes of translating raw data into business reporting solutions.  He holds a B.Sc. and a B.Comm., both from the University of Ottawa.

Each of our officers serves a term of one year or until his successor is appointed.

Audit Committee Financial Expert

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee.  As such, our board has not yet appointed an audit committee financial expert.  At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. While informal discussions as to potential candidates have occurred, at this time no formal search process has commenced.

Code of Ethics Policy

We have not yet adopted a code of ethics policy because of the early stages of operations. We intend to adopt a code of ethics policy in the future.

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, certain of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission forms or reports required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934 as follows:

*

Form 3 filings were late filed by Edward Munden, Denes Bartakovich, Robert Poole, Warren Ponvert Jr. and Capital House Corporation.

*

Form 5 filings were late filed by Edward Munden, Denes Bartakovich, Robert Poole, Warren Ponvert Jr., Capital House Corporation, Robert Lendvai, Larry Bruce, Don Carter and Thomas Parkinson.

As of the date of this Form 10-KSB, to our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, all of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock have filed with the Securities and Exchange Commission forms or reports required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our president and chief executive officer.  There were no other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

Summary Compensation Table

Annual Compensation					Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compensa- tion
Munden, Edward Director, Chairman, President and Chief Executive Officer *	2003	0	0	0	0	0	0	0
________________________ * Became Director, President & CEO in October, 2003.

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Munden, Edward	0	N/A	N/A	N/A

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

              Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Munden, Edward	0	0	0	0

The following table sets forth information with respect to our chief executive officer concerning awards under long term incentive plans during the last fiscal year:

Long-Term Incentive Plans – Awards In Last Fiscal Year

Name (a)	Number of Shares, Units or Other Rights (#) (b)	Performance or Other Period Until Maturation or Payout (c)	Estimated Future Payouts under Non-Stock Price Based Plans.
			Threshold ($ or #) (d)	Target ($ or #) (e)	Maximum ($ or #) (f)
Munden, Edward	0	0	0	0	0

Directors are not compensated for acting in their capacity as directors.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

There is no employment agreement between us and our executive officers.  See “Part 1. Item 1. Description of Business; Risk Factors-Dependence on Key Personnel.”

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of April 23, 2004, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

Number of Shares

of Common Stock

Beneficial Owner

Beneficially Owned

Outstanding  (1)

Edward Munden (2,3,4,5)

4,403,603

29.0%

30 Metcalfe Street, Suite 620

Ottawa, Ontario, K1P 5L4

Denes Bartakovich (2,3,8)

1,917,483

12.6%

23 Wycliffe Street

Nepean, Ontario, K2G 5M1

Larry Bruce (3,6)

575,613

  3.8%

75 Stinson Avenue

Nepean, Ontario, K2H 6N6

Don Carter (2,3,4,7)

5,066,475

33.4%

37 Marble Arch Crescent

Nepean, Ontario, K2G 5S7

Robert Poole (3,8)

941 Black Road

Oxford Station, Ontario, K0G1T0

1,903,953

12.5%

Warren Ponvert Junior

5704 Gloster Road

Bethesda, MD, 20816

1,968,073

13.0%

Thomas Parkinson (2)

82,500

  0.5%

211 Birch Street

Winnetka, IL, 60093

Robert Lendvai (2,9)

94,594

  0.6%

140 Fullarton, 9th Floor

London, Ontario, N6A 5P2

Capital House Corporation

4,309,302

28.4%

30 Metcalfe Street, Suite 620

Ottawa, Ontario, K1P 5L4

All executive officers and Directors as a group

9,734,919

64.1%

_______________________

Notes:

1.

Based on 15,190,946 shares of common stock issued and outstanding as at April 23, 2004 and includes for each person, the shares issuable upon exercise of options and convertible debt held by them.

2.

Director.

3.

Executive Officer.

4.

Includes 4,309,302 shares of common stock issuable upon conversion of a convertible promissory note held in the name of Capital House Corporation (the Note).  Capital House Corporation, Edward Munden and Don Carter have an undivided beneficial interest in the Note together with other persons who are not officers, directors or affiliates of the Company.  Accordingly, the 4,309,302 shares have been included as benficially owned by each of the foregoing named persons and by all executive officers and Directors as a group.

5.

Includes 94,301 shares of common stock held by spouse.

6.

Inlcudes 120,000 options to purchase common stock and 240,000 shares of common stock held by family members.

7.

Includes 757,173 shares of common stock held by a family trust.

8.

Held by a family trust.

9.

Includes 21,000 options to purchase common stock.

Item 12.  Certain Relationships and Related Transactions.

During the six months ended December 31, 2003, related party transactions were as follows:

*

On December 15, 2003, $34,286 was advanced under the terms of a promissory note payable to Capital House Corporation.  This advance is non-interest bearing and may be converted at any time into 300,000 common shares of the Company.  In addition to the above, the Company owed $389,316 together with accrued interest of $74,967 to Capital House Corporation at December 31, 2003 which may be converted at any time to 4,009,302 common shares of the Company.

*

On October 1, 2003, a Director of the Company converted a $7,421 promissory note together with accrued interest to 73,594 common shares of the Company.

*

On October 1, 2003, a former Director and Officer of the Company converted $47,081 of debt of the Company to 430,223 common shares of the Company.

*

An amount of $3,740 owing to a corporation controlled by a Director of the Company was paid in cash.

During the year ended June 30, 2003, related party transactions were as follows:

*

$7,461 was advanced under the terms of the promissory note payable to Capital House Corporation referred to above.  In addition, the obligation of the Company increased by $41,822 upon translation of the obligation, which is denominated in Canadian dollars, to U.S. dollars.

*

A Director of the Company advanced $7,421 pursuant to the promissory note referred to above.

*

An amount of $2,928 owing to a corporation controlled by a Director of the Company was paid in cash

Item 13.

  Exhibits and Reports on Form 8-K.

Exhibit No.	Document Description

3.a	Articles of Incorporation
3.b	Amendment to Articles of Incorporation
3.c	By-Laws
4.a	Form of 12% Promissory Note
4.b	Form of Convertible Debenture with related amendments
10.a	Share Option Plan
10.b	Share Exchange Agreement dated September 16, 2003
16.a	Letter on change of certifying accountant
21.a	List of Subsidiaries
31.a	Certification of Chief Executive Officer Pursuant to Section 302
31.b	Certification of Chief Financial Officer Pursuant to Section 302
32.a	Certification of Chief Executive Officer Pursuant to Section 906
32.b	Certification of Chief Financial Officer Pursuant to Section 906

Reports on Form 8-K

Form 8-K filed October 15, 2003.  This Form 8-K related to a Letter of Intent and Share Exchange Agreement dated September 16, 2003 with DataJungle Ltd.

Form 8-K filed October 31, 2003.  This Form 8-K related to a change in the Company’s certifying accountant

Form 8-K filed December 5, 2003.  This Form 8-K related to a change in the name of the Company and appointment of Directors and Officers

Form 8-K filed on December 16, 2003.  This Form 8-K included unaudited financial statements for the years ended June 30, 2003 and 2002 for DataJungle Ltd., unaudited financial statements for the three month period ended September 30, 2003 and 2002 for DataJungle Ltd. and an unaudited proforma consolidated financial statement as at September 30, 2003 giving effect to the acquisition of DataJungle Ltd. by the Company.

Form 8-K/A filed on April 23, 2004.  This Form 8-K included audited financial statements for the years ended June 30, 2003 and 2002 for DataJungle Ltd.

Form 8-K filed on April 23, 2003.  This Form 8-K related to the appointment of KPMG LLP as auditors for the Company

Statements contained in this Form 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to this Report or is included in any forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

Item 14.

  Principal Accountant Fees and Services

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal periods:

Description of services	Fees billed for 6 months ended December 31, 2003	Fees billed for 12 months ended June 30, 2003 & 2002
Audit fees (1)	$ 15,426	$ 37,829
Audit-related fees (2)	-	$ 2,505
Tax related services (3)	$ 1,311	$ 57,843

We do not currently have an audit committee, however it is our policy to have all audit fees pre-approved by the board of directors.

Notes:

1.

June 30, 2003 includes fees for the 12 months ended June 30, 2002.

2.

Special report to a government agency relating to an assistance program.

3.

June 30, 2003 includes $6,308 for preparation of corporate tax returns and $51,535 relating to assistance with filing Canadian research and development tax credits.  December 31, 2003 includes advice relating to the acquisition of DataJungle Ltd. by Quad Metals Corporation.

Consolidated Financial Statements of

DATAJUNGLE SOFTWARE INC.

Six months ended December 31, 2003 and

year ended June 30, 2003

F1

KPMG LLP
Chartered Accountants
Suite 2000
160 Elgin Street
Ottawa, ON K2P 2P8
Canada

Telephone (613) 212-KPMG (5764)
Telefax (613) 212-2896
www.kpmg.ca

## AUDITORS' REPORT TO THE BOARD OF DIRECTORS

We have audited the accompanying consolidated balance sheets of DataJungle Software Inc. as of December 31, 2003 and June 30, 2003 and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive loss and cash flows for the six months ended December 31, 2003 and the year ended June 30, 3003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DataJungle Software Inc. as of December 31, 2003 and June 30, 2003, and the results of its operations and its cash flows for the six month period ended December 31, 2003 and the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has minimal revenues, has negative working capital at December 31, 2003, and has incurred a loss for the six month period and the previous year, as well as negative cash flow from operating activities in the same periods. The Company has accumulated a deficit which results in a deficiency in stockholders' equity and its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants

Ottawa, Canada
April 2, 2004 (except for note 20, which is
as of April 23, 2004)

F2

DATAJUNGLE SOFTWARE INC.

Consolidated Balance Sheets

December 31, 2003 and June 30, 2003

(In U.S. dollars)

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Assets

Current assets:

Cash and cash equivalents

$

46,558

$

63,042

Restricted cash

–

23,905

Accounts receivable (note 4)

55,896

36,987

Investment tax credits receivable

174,436

116,957

Contracts-in-process

203,617

138,937

Prepaid expenses

6,812

6,554

--------------------------------------------------------------------------------------------------------------------------------------------------------

487,319

386,382

Property and equipment (note 5)

21,319

16,710

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

508,638

$

403,092

=============================================================================

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 6)

$

92,890

$

92,686

Accrued liabilities (note 7)

230,088

220,314

Promissory notes and other obligations payable (note 8)

75,209

454,831

Promissory notes and other obligations payable

  to related parties (note 9)

423,602

432,416

Current portion of capital lease obligation (note 10)

–

2,060

Deferred revenue

307,176

136,232

--------------------------------------------------------------------------------------------------------------------------------------------------------

1,128,965

1,338,539

Stockholders’ deficiency (note 11):

Preferred stock, $0.001 par value. Authorized 10,000,000 shares;

  issued and outstanding Nil shares at December 31, 2003

  and June 30, 2003

–

–

Common stock, $0.001 par value. Authorized 300,000,000;

  issued and outstanding 15,190,946 shares at

  December 31, 2003 and 12,922,859 shares at June 30, 2003

15,191

12,923

Share subscriptions received

69,450

–

Additional paid-in capital

1,394,350

379,040

Accumulated other comprehensive loss

(143,184)

(119,581)

Deficit

(1,956,134)

(1,207,829)

--------------------------------------------------------------------------------------------------------------------------------------------------------

(620,327)

(935,447)

Basis of presentation (note 2(a))

Guarantees and commitments (note 15)

Subsequent events (note 20)

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

508,638

$

403,092

=============================================================================

See accompanying notes to consolidated financial statements.

F3

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Operations

For the six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

=============================================================================

Six months

Year

ended

ended

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Revenues:

Products

$

14,914

$

96,994

Services

1,551

47,559

--------------------------------------------------------------------------------------------------------------------------------------------------------

16,465

144,553

Cost of revenues:

Cost of products

13,925

50,346

Cost of services

3,451

12,053

--------------------------------------------------------------------------------------------------------------------------------------------------------

17,376

62,399

--------------------------------------------------------------------------------------------------------------------------------------------------------

Gross profit

(911)

82,154

Expenses:

General and administrative

280,591

155,646

Research and development (note 12)

366,011

70,047

Sales and marketing

82,365

115,218

Depreciation of property and equipment

6,682

32,070

--------------------------------------------------------------------------------------------------------------------------------------------------------

735,649

372,981

--------------------------------------------------------------------------------------------------------------------------------------------------------

(736,560)

(290,827)

Other income (expenses):

Interest income

556

2,113

Interest expense

(11,836)

(60,570)

Foreign exchange gain (loss)

(465)

44,026

--------------------------------------------------------------------------------------------------------------------------------------------------------

(11,745)

(14,431)

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss

$

(748,305)

$

(305,258)

=============================================================================

Loss per common share - basic and diluted (note 14)

$

0.05

$

0.02

=============================================================================

Weighted average common shares outstanding

14,006,277

12,708,293

=============================================================================

See accompanying notes to consolidated financial statements.

F4

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive Loss

For the six months ended December 31, 2003 and the year ended June 30, 2003

(In U.S. dollars)

                                                                                        ACCUMULATED

                                          COMMON      SHARE     ADDITIONAL                 OTHER

                                          STOCK   SUBSCRIPTIONS  PAID-IN               COMPREHENSIVE

                               NUMBER     AMOUNT    RECEIVED     CAPITAL    DEFICIT         LOSS        TOTAL

==============================================================================================================

Balances at June 30,2002      12,062,239 $ 391,421          $ -       $ - $  (902,571)   $  (16,772)$ (527,922)

Issued for cash                  860,620       542            -         -           -             -        542

Comprehensive loss:

 Net loss                              -         -            -         -    (305,258)            -   (305,258)

 Currency translation

   adjustment                          -         -            -         -           -      (102,809)  (102,809)

 Comprehensive loss                                                                                   (408,067)

---------------------------------------------------------------------------------------------------------------

Balances at June 30, 2003     12,922,859   391,963            -         - (1,207,829)     (119,581)  (935,447)

---------------------------------------------------------------------------------------------------------------

Effect of recapitalization

  (note 3)                   (11,013,330) (390,054)           -    390,054          -             -          -

Issued for cash                  345,001       345            -    103,155          -             -    103,500

Issued on acquisition of

  Quad Metals Corporation      7,753,719     7,754            -     (5,674)         -             -      2,080

Issued on conversion of

  debt                         5,182,697     5,183            -    497,417          -             -    502,600

Subscriptions for common

  stock                                -         -       69,450          -          -             -     69,450

Share Issuance costs                   -         -            -    (17,295)         -             -    (17,295)

Stock options issued to

  non-employees and

  modification of options

  issued to non-employees

  (note 11)                            -         -            -     77,717          -             -     77,717

Stock options issued to

  employees and

  modification of options

  issued to employees

  (note 11)                            -         -            -    348,976          -             -    348,976

Comprehensive loss:

Net loss                               -         -            -          -   (748,305)            -   (748,305)

 Currency translation

   adjustment                          -         -            -         -           -       (23,603)   (23,603)

---------------------------------------------------------------------------------------------------------------

 Comprehensive loss                                                                                   (771,908)

---------------------------------------------------------------------------------------------------------------

Balances at December 31,2003  15,190,946  $ 15,191     $ 69,450 $1,394,350 $(1,956,134)  $ (143,184) $ (620,327)

===============================================================================================================

See accompanying notes to consolidated financial statements.

                                                         F5

DataJungle Software Inc.

Consolidated Statements of Cash Flows

Six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

=============================================================================

Six months

Year

ended

ended

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

Net loss

$

(748,305)

$

(305,258)

Items not involving cash:

Depreciation of property and equipment

6,682

32,070

Interest expense

8,919

59,435

Compensation expense

426,693

–

Change in non-cash operating working capital (note 18)

56,372

(59,160)

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities

(249,639)

(272,913)

Cash flows from investing activities:

Purchase of property and equipment

(10,591)

(20,595)

Acquisition of DataJungle Software Inc., net of

  cash received (note 3)

2,220

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities

(8,371)

(20,595)

Cash flows from financing activities:

Proceeds from promissory notes and other

  obligations payable

42,000

418,891

Payments of promissory notes and other

  obligations payable

(632)

–

Proceeds from promissory notes and other

  obligations payable to related parties

34,286

–

Payments of promissory notes and other

  obligations payable to related parties

(3,740)

–

Repayment of capital lease obligation

(2,060)

(7,079)

Issuance of common stock for cash

103,500

542

Share issuance costs

(17,295)

–

Share subscriptions received

69,450

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities

225,509

412,354

Effects of exchange rates on cash and cash equivalents

(7,888)

(38,035)

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents

(40,389)

80,811

Cash and cash equivalents, beginning of period

86,947

6,136

--------------------------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period

$

46,558

$

86,947

=============================================================================

See accompanying notes to consolidated financial statements.

F6

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements

Six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

=============================================================================

1.

General:

DataJungle Software Inc. (the “Company”) was incorporated in the State of Washington on June 5, 1968 as Quad Metals Corporation (“Quad”).  Quad became a Nevada incorporated company on December 11, 2002 when it merged with it’s wholly owned subsidiary.  The Company was renamed to DataJungle Software Inc. on November 18, 2003.  The Company is a developer of web-based enterprise-class business intelligence software solutions that translate business data into interactive tables, charts and maps.  These solutions consist of modules of functionality that can be assembled to the specific requirements of the customer and customized to the needs of each user class within the customer’s business.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of DataJungle Software Inc. and its wholly-owned subsidiary, DataJungle Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $641,646 as at December 31, 2003, and has incurred a loss of $748,305 and negative cash flow from operations of $249,639 for the six months then ended.  As of December 31, 2003, the Company has an accumulated deficit of $1,956,134 which results in a stockholders’ deficiency of $620,327.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.

F7

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 2

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.  The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products, the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Company.

(b)

Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.

Significant management estimates include assumptions used in estimating investment tax credits receivable.  Receipt of these credits is dependent on Canada Revenue Agency’s review and acceptance of the eligibility of expenditures.

(c)

Comprehensive loss:

Comprehensive loss includes the net loss and other comprehensive loss (“OCL”).  OCL refers to changes in net assets from transactions and other events and circumstances other than transactions with stockholders.  These changes are recorded directly as a separate component of stockholders’ deficiency and excluded from net loss.  The only comprehensive loss item for the Company relates to foreign currency translation adjustments pertaining to the translation of the financial statements of the Company’s subsidiary, from Canadian dollars, the functional currency of the subsidiary, to U.S. dollars, the reporting and functional currency of the Company.

F8

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 3

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

2.

Summary of significant accounting policies (continued):

(d)

Foreign currency translation:

The consolidated financial statements of the Company include the accounts of the Company in U.S. dollars and the accounts of its wholly owned subsidiary, translated into U.S. dollars using Financial Accounting Standards Board’s Statement No. 52, “Foreign Currency Translation” for the translation of foreign currency operations.  The financial statements of the Company’s subsidiary are measured using the Canadian dollar as its functional currency.  Assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Revenues and expenses have been translated into U.S. dollars using the average exchange rate for the period.  Gains and losses have been reported as a separate component of accumulated other comprehensive loss.

(e)

Revenue recognition:

The Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the balance sheet as deferred revenue.  Management anticipates that all of the substantial obligations of the Company under the contracts deferred at December 31, 2003 will be met during fiscal 2004 and the respective revenue will be recognized at that time.  Labor costs associated with a contract that has not been recognized as revenue are capitalized in the balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

(f)

Cash equivalents:

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less and restricted cash as it is available for use for current purposes.

F9

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 4

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

2.

Summary of significant accounting policies (continued):

(g)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation.  Property under capital lease is initially recorded at the present value of the minimum lease payments at the inception of the lease.  Depreciation is provided over the estimated useful lives of the underlying assets on a straight-line basis using the following annual rates:

=============================================================================

Asset

Useful life

--------------------------------------------------------------------------------------------------------------------------------------------------------

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

=============================================================================

(h)

Leases:

Leases are classified as either capital or operating in nature.  Capital leases are those which substantially transfer the benefits and risk of ownership to the Company.  Assets acquired under capital leases are depreciated at the same rates as those described in note 2(g).  Obligations recorded under capital leases are reduced by the principal portion of lease payments.  The imputed interest portion of lease payments is charged to expense.

(i)

Research and development:

Costs related to research, design and development of software products are charged to research and development expense as incurred unless they meet generally accepted criteria for deferral and amortization.  Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria and are expensed as incurred.  Research costs are expensed as incurred.  To date, the Company has not capitalized any software development costs.

(j)

Investment tax credits:

Investment tax credits are accounted for using the cost reduction approach whereby they are recorded as a reduction of the related expense or the cost of the assets acquired when there is reasonable assurance that they will be realized.

(k)

Government assistance:

Government assistance is recorded as a reduction of the related expense or the cost of the assets acquired.  Government assistance is recorded in the accounts when reasonable assurance exists that the Company has complied with the terms and conditions of the approved grant program.

F10

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 5

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

2.

Summary of significant accounting policies (continued):

(l)

Advertising:

Advertising costs are expensed as incurred.  Advertising costs amounted to $Nil for the six months ended December 31, 2003 (June 30, 2003 - $24,000).

(m)

Income taxes:

Deferred income taxes are determined using the asset and liability method, whereby deferred income tax is recognized on temporary differences using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Temporary differences between the carrying values of assets or liabilities used for tax purposes and those used for financial reporting purposes arise in one period and reverse in one or more subsequent periods.  In assessing the realizability of deferred tax assets, management considers known and anticipated factors impacting whether some portion or all of the deferred tax assets will not be realized.  To the extent that the realization of deferred tax assets is not considered to be more likely than not, a valuation allowance is provided.

(n)

Stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

F11

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 6

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

2.

Summary of significant accounting policies (continued):

(n)

Stock-based compensation (continued):

The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in each period.

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss, as reported

$

(748,305)

$

(305,258)

Add stock-based employee compensation expense

  included in reported net loss

348,976

–

Deduct total stock-based employee compensation expense

  determined under fair-value-based method for all awards

(718,149)

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

Pro forma net loss

$

(1,117,478)

$

(305,258)

=============================================================================

Earnings per share:

Basic and diluted – as reported

$

0.05

$

0.02

Basic and diluted – pro forma

0.08

0.02

=============================================================================

(o)

Impairment or disposal of long-lived assets:

The Company accounts for impairment or disposal of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

F12

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 7

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

2.

Summary of significant accounting policies (continued):

(p)

Recently adopted accounting standards:

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” was issued.  This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.  Disclosures required by this standard are included in the notes to these consolidated financial statements.

In December 2002, FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements.  Disclosures required by this standard are included in the notes to these consolidated financial statements.

3.

Reverse acquisition:

Effective October 1, 2003, the Company acquired 100% of the issued and outstanding shares of DataJungle Ltd.  This transaction has been treated as a recapitialization of DataJungle Software Inc. by DataJungle Ltd., effectively as if DataJungle Ltd. had issued shares for consideration equal to the net monetary assets of DataJungle Software Inc.

Under reverse acquisition accounting, the consolidated financial statements of the entity are considered a continuation of the financial statements of DataJungle Ltd.  As such, the net assets of DataJungle Ltd. have remained at their carrying value and the net assets of DataJungle Software Inc., which only included cash and nominal liabilities, have been recorded at their fair value.  The transaction is presented as a recapitalization transaction in stockholders’ deficiency.  In addition, the comparative figures reflect the results of operations of DataJungle Ltd. for the fiscal year ended June 30, 2003.

F13

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 8

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

3.

Reverse acquisition (continued):

The fair value of the assets and liabilities of DataJungle Software Inc. acquired were as follows:

Assets acquired:

Cash

$

2,220

Liabilities assumed:

Accounts payable

(140)

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

2,080

=============================================================================

Consideration given:

7,753,719 common shares

$

2,080

=============================================================================

4.

Accounts receivable:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Trade accounts receivable

$

51,430

$

32,241

Other

4,466

4,746

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

55,896

$

36,987

=============================================================================

All trade accounts receivable are due in U.S. dollars.

5.

Property and equipment:

=============================================================================

December 31, 2003

Accumulated

Net book

Cost

depreciation

value

--------------------------------------------------------------------------------------------------------------------------------------------------------

Office equipment

$

23,627

$

21,030

$

2,597

Computer hardware

77,132

60,569

16,563

Computer software

9,705

7,546

2,159

--------------------------------------------------------------------------------------------------------------------------------------------------------

110,464

89,145

21,319

Computer hardware under capital lease

23,501

23,501

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

133,965

$

112,646

$

21,319

=============================================================================

F14

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 9

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

5.

Property and equipment (continued):

=============================================================================

June 30, 2003

Accumulated

Net book

Cost

depreciation

value

--------------------------------------------------------------------------------------------------------------------------------------------------------

Office equipment

$

22,732

$

19,401

$

3,331

Computer hardware

66,229

53,793

12,436

Computer software

6,844

6,844

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

95,805

80,038

15,767

Computer hardware under capital lease

22,612

21,669

943

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

118,417

$

101,707

$

16,710

=============================================================================

6.

Accounts payable:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Trade accounts payable

$

21,045

$

17,357

Professional fees

54,445

50,548

Advertising fees

4,000

8,000

Employee related payables

4,141

3,314

Other

9,259

13,467

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

92,890

$

92,686

=============================================================================

7.

Accrued liabilities:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Employee related accruals

$

87,147

$

103,133

Interest

76,215

89,472

Professional fees

55,561

22,263

Rent

5,660

5,446

Financing fees

5,505

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

230,088

$

220,314

=============================================================================

F15

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 10

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

8.

Promissory notes and other obligations payable:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Repayable contribution from the Government of Canada,

  payable on demand, unsecured (note 8(a))

$

33,209

$

32,568

Promissory note, payable on demand, bearing interest at 12%

  per annum

42,000

–

Promissory note, maturing on October 7, 2003, bearing

  interest at 5% per annum, convertible at the option of the holder into common stock of the Company at any time,

  unsecured (note 8(b))

–

400,000

Promissory note, payable on seven days notice by the lender

  described in 9(i), maturing on May 16, 2005, bearing interest at 10% per annum compounded semi-annually, convertible

  at the option of the Company into common stock of the

  Company at any time and secured by a general security

  agreement (note 8(c))

–

14,842

Promissory note, payable on seven days notice by the lender

  described in 9(i), maturing on June 30, 2005, bearing interest at 10% per annum compounded semi-annually, convertible at

  the option of the Company into common stock of the Company at any time and secured by a general security agreement

  (note 8(c))

–

7,421

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

75,209

$

454,831

=============================================================================

Additional terms and conditions related to the promissory notes and other obligations payable are as follows:

(a)

The Company received assistance for certain of its operating costs from the Government of Canada in the form of a repayable, non-interest bearing contribution.  Originally, the repayable contribution from the Government of Canada was repayable in five equal annual instalments commencing on July 1, 2004.  However, in January 2003, the Company breached a condition of the agreement with the Government of Canada which required the Company to be located in the Province of Quebec.  As a result of this breach, the Government of Canada has the right to charge interest on the amount outstanding and require that the Company provide security and to demand immediate repayment.  As a consequence, the Company has accrued interest on the amount outstanding at rates prescribed by the Government of Canada (ranging from 5.25% to 6.5% per annum) and has classified the repayable contribution as a current liability.

F16

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 11

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

1.

Promissory notes and other obligations payable (continued):

(b)

Under the terms of the October 7, 2003 promissory note, the Company had the option of repaying all or any part of principal or interest at any time without notice, penalty or bonus.  In addition, the lender could convert all or part of the principal and accrued interest into common stock of the Company at the rate of one share of common stock for each $0.33 of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company (the “Conversion Rate”).  In the event that the shares of the Company were quoted on a public market in the U.S., the Company could require that all or any portion of the principal and accrued interest be converted to common stock of the Company at the Conversion Rate.  On October 1, 2003 this promissory note together with accrued interest was converted to 4,452,624 common shares of the Company.

(c)

Under the terms of the May 16, 2005 and June 30, 2005 promissory notes, the Company had the option of repaying all or any part of principal and interest at any time without notice, penalty or bonus.  In addition, the Company could require the principal and interest be converted to common stock of the Company on terms and conditions similar to that accepted by the related party described in 9(i).  On October 1, 2003, these promissory notes together with accrued interest were converted to 226,256 common shares of the Company.

9.

Promissory notes and other obligations payable to related parties:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Promissory note, payable on seven days notice, no fixed

repayment terms, bearing interest at 10% per annum

compounded semi-annually until September 16, 2003 and

non-interest bearing thereafter, convertible at the option of the holder into common stock of the Company at any time

and secured by a general security agreement representing

a first floating charge on all assets of the Company (note 9(i))

$

423,602

$

374,174

Promissory note payable to a Director of the Company on

seven days notice by the lender described in 9(i), maturing

on June 30, 2005, bearing interest at 10% per annum

compounded semi-annually, convertible at the option of the

Company into common stock of the Company at any time

and secured by a general security agreement (note 9(ii))

–

7,421

Amounts owing to a shareholder of the Company payable on

December 15, 2003, bearing interest at 7% per annum,

unsecured (note 9(iii))

–

47,081

Amounts owing to a corporation controlled by a Director and

Officer of the Company, non-interest bearing and repayable

in monthly instalments of $626 commencing January 15, 2003

–

3,740

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

423,602

$

432,416

=============================================================================

F17

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 12

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

9.

Promissory notes and other obligations payable to related parties (continued):

Additional terms and conditions related to the promissory notes and loans payable to related parties are as follows:

(i)

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $74,967 (June 30, 2003 – $62,996) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,009,302 common shares of the Company.  On December 15, 2003, the lender advanced an additional $34,286 under the terms of the promissory note as amended which may be converted, at the lender’s option, into 300,000 common shares of the Company.

(ii)

Under the terms of this promissory note, the Company had the option of repaying principal and interest at any time.  In addition, the Company could require the principal and interest be converted to common stock of the Company at terms and conditions similar to that accepted by the lender described in (i).  Included in accrued liabilities is $Nil (June 30, 2003 – $607) in accrued interest on this note.  On October 1, 2003 this promissory note together with accrued interest was converted to 73,594 common shares of the Company.

(iii)

Amounts owing to a shareholder of the Company bear interest at 7% per annum payable semi-annually in arrears with the principal becoming due on December 15, 2003.  The Company had the option of repaying the principal at any time prior to this date without penalty or bonus.  Included in accrued liabilities is $Nil (June 30, 2003 - $6,591) in accrued interest on this obligation.  On September 16, 2003, the shareholder agreed to waive interest on this obligation and, on October 1, 2003, the shareholder converted the amount owing to 430,223 common shares of the Company.

F18

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 13

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

10.

Capital lease obligation:

Future minimum capital lease payments are as follows:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Year ended June 30:

2003

$

–

$

–

2004

–

2,060

--------------------------------------------------------------------------------------------------------------------------------------------------------

Total minimum lease payments

–

2,060

Less amount representing interest (at approximately 19.6%)

–

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

Present value of minimum lease payments

–

2,060

Less current portion of capital lease obligation

–

2,060

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

–

$

–

=============================================================================

11.

Stock option plan:

During the year ended June 30, 2003, DataJungle Ltd. adopted a Stock Option Plan (the “DJL Plan”) pursuant to which the Board of Directors could grant stock options to officers, employees and consultants.  The DJL Plan authorized grants of options to purchase up to 4,500,000 shares of authorized but unissued common stock of DataJungle Ltd.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant.  All stock options had terms as determined by the Board of Directors, vested within three years and expire no later than seven years from the date of vesting.

Under the Company’s Stock Option Plan (the “Plan”) up to 5,000,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At December 31, 2003, there were 3,861,152 additional shares available for grant under the Plan.  The per share weighted average fair value of stock options granted under the DJL Plan during the three months ended September 30, 2003 was $Nil (June 30, 2003 - $Nil) on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted average assumptions: September 30, 2003 – expected dividend yield 0%, risk-free interest rate of 4.2%, and an expected life of 9 years; June 30, 2003 – expected dividend yield 0%, risk-free interest rate of 3.5%, and an expected life of 6 years.

F19

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 14

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

11.

Stock option plan (continued):

The per share weighted average fair value of stock options granted under the Plan during the three months ended December 31, 2003 was $0.43 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 3.8%, volatility rate of 136%, and an expected life of 7.13 years.

A summary of the status of the stock options at December 31, 2003 and June 30, 2003 is as follows:

=============================================================================

December 31,

June 30,

2003

2003

Weighted

Weighted

average

average

exercise

exercise

Shares

price

Shares

price

--------------------------------------------------------------------------------------------------------------------------------------------------------

Options outstanding, beginning of period

1,358,075

$

0.15

882,825

$

0.40

Granted

1,178,848

0.25

475,250

0.04

Forfeited

(1,398,075)

0.15

–

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

Options outstanding, end of period

1,138,848

$

0.25

1,358,075

$

0.15

=============================================================================

The following table summarizes information about stock options outstanding at December 31, 2003:

=============================================================================

Options

Options

                                     Outstanding

                exercisable

--------------------------------------------------------------------------------------------------------------------------------------------------------

Weighted

Weighted

Weighted

Range

Number

average

average

Number

average

of exercise

outstanding

remaining

exercise

exercisable

exercise

prices

at 12/31/03

contractual life

price

at 12/31/03

price

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

0.008

180,150

4.63 years

$

0.008

180,150

$

0.008

0.12

476,275

5.03 years

0.12

416,275

0.12

0.40

182,423

6.75 years

0.40

177,823

0.40

0.50

300,000

6.88 years

0.50

–

–

--------------------------------------------------------------------------------------------------------------------------------------------------------

1,138,848

$

0.25

774,248

$

0.12

=============================================================================

F20

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 15

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

11.

Stock option plan (continued):

On October 1, 2003, pursuant to the Share Exchange Agreement between DataJungle Ltd. and the Company, each option granted under the DJL Plan was exchanged for 0.60 options to purchase common stock of the Company at the same exercise price as under the DJL Plan.  In addition, during the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the award upon a change in status from employee to non-employee.  For the six months ended December 31, 2003, non-cash compensation expense of $262,367, $71,106 and $15,503 has been included in research and development, general and administrative and sales and marketing expenses, respectively.  For the year ended June 30, 2003, no non-cash compensation charge was recorded as the fair value of the options was $Nil.

Non-cash compensation expense of $77,717 (June 30, 2003 - $Nil) has been included in general and administrative expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.

12.

Research and development:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Incurred during the year

$

410,610

$

174,418

Less: investment tax credits

(44,599)

(104,371)

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

366,011

$

70,047

=============================================================================

13.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Deferred tax asset:

Net operating loss carryforwards

$

445,000

$

260,000

Unclaimed scientific research and experimental

   development

136,000

56,000

Property and equipment and other

13,000

10,000

--------------------------------------------------------------------------------------------------------------------------------------------------------

Total gross deferred tax asset

594,000

326,000

Valuation allowance

(594,000)

(326,000)

--------------------------------------------------------------------------------------------------------------------------------------------------------

Net deferred taxes

$

–

$

–

=============================================================================

F21

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 16

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

13.

Income taxes (continued):

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate (Canadian federal income tax rate for June 30, 2003) to the net loss as a result of the following:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Expected tax rate

34%

36.87%

Expected tax recovery

$

(254,423)

$

(112,549)

Increase (decrease) in taxes resulting from:

Change in valuation allowance

268,000

166,000

Compensation expense

145,000

–

Difference between current and enacted tax rates

(75,000)

20,000

Losses of legal parent prior to date of acquisition

(19,000)

–

Financing fees

(6,000)

–

Difference between U.S. and Canadian tax rates

(6,000)

–

Canadian provincial differences

(6,000)

(9,000)

Foreign exchange

(13,000)

(27,000)

Other

(33,577)

(37,451)

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

–

$

–

=============================================================================

The Company has net operating loss carryforwards available to be applied against Canadian taxable income and which expire as follows:

2008

$

200,000

2009

302,000

2010

649,000

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

1,151,000

=============================================================================

The Company has net operating loss carryforwards which are significantly restricted and are not considered to be available to be applied against U.S. taxable income.  The Company has other losses which can be applied against U.S. taxable income and which expire as follows:

2023

$

30,000

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

30,000

=============================================================================

F22

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 17

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

14.

Net loss per share:

As the Company incurred a net loss during the six months ended December 31, 2003 and the year ended June 30, 2003, the loss per common share is based on the weighted average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

=============================================================================

December 31,

June 30,

Number of shares issued upon:

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Exercise of options to purchase common stock

1,138,848

1,358,075

Conversion of promissory notes

4,309,302

5,479,438

=============================================================================

15.

Guarantees and commitments:

(a)

Guarantees:

The Company has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.  The Company has the following guarantees which are subject to the disclosure requirements of FIN 45:

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of December 31, 2003 and June 30, 2003.

 (b)

Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2004.  The future minimum lease payments, excluding operating costs, are approximately as follows: 2004 - $77,086.

Rent expense for operating leases for the six months ended December 31, 2003 and the year ended June 30, 2003 was $39,274 and $45,275, respectively.

F23

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 18

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

16.

Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes and other obligations payable and promissory notes and loans payable to related parties approximate fair value due to the short term to maturity of these instruments.

17.

Segmented reporting:

The Company operates in one dominant industry segment, which involves providing web-based software solutions that translate data into tables, charts and maps.  The Company’s solutions can extend the functionality of business intelligence software packages from other vendors by adding pre-built software objects on top of those vendor’s solutions.  Alternatively, the Company’s pre-built software objects can be assembled and bundled with data from major data vendors to provide functionality and enhanced presentation capabilities.

External revenues attributable to geographic areas based on the location of the customer are as follows:

=============================================================================

December 31,

June 30,

2003

2003

United States

$

16,465

$

144,553

=============================================================================

The Company’s assets are located as follows:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Canada

$

486,963

$

403,092

United States

21,675

–

=============================================================================

F24

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 19

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

18.

Statement of cash flows:

(a)

Change in non-cash operating working capital:

=============================================================================

December 31,

June 30,

2003

2003

--------------------------------------------------------------------------------------------------------------------------------------------------------

Accounts receivable

$

(18,909)

$

(30,644)

Investment tax credits receivable

(57,479)

(12,980)

Work-in-process

(64,680)

(123,985)

Prepaid expenses

(258)

(5,849)

Due from related parties

–

726

Accounts payable

64

1,868

Accrued liabilities

26,690

(10,005)

Deferred revenue

170,944

121,709

--------------------------------------------------------------------------------------------------------------------------------------------------------

$

56,372

$

(59,160)

=============================================================================

(b)

Supplemental cash flow information:

During the six months ended December 31, 2003, the Company paid interest of $25,327 (year ended June 30, 2003 - $1,135).

19.

Economic dependence:

The Company’s two most significant customers account for 100% of revenue for the six months ended December 31, 2003 (year ended June 30, 2003 – 100%).

20.

Subsequent events:

Subsequent to December 31, 2003, the Company received $132,000 from investors pursuant to subscription agreements to purchase 440,000 common shares of the Company at $0.30 per share.  In addition, the Company received $30,000 pursuant to a demand promissory note bearing interest at 12% per annum.

F25

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 20

Six months ended December 31, 2003 and year ended June 30, 2003

 (In U.S. dollars)

=============================================================================

21.

Comparative information for the six months ended December 31, 2002

=============================================================================

Six months

Ended

December 31,

2002

--------------------------------------------------------------------------------------------------------------------------------------------------------

(unaudited)

Revenues

$

30,402

Gross profit

15,282

Net loss

(145,237)

=============================================================================

Loss per common share – basic and diluted

$

0.01

=============================================================================

Net cash used in operating activities

$

(167,190)

Net cash used in investing activities

17,626

Net cash used in financing activities

419,141

=============================================================================

F26

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President and Chief Executive Officer

Dated: April 29, 2004.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: April 29, 2004.

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Treasurer and Secretary

(principal financial officer)

Dated:  April 29, 2004

31