Form 10QSB
period 2004-03-31
DATAJUNGLE SOFTWARE INC
filed 2004-05-20
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: February 28, 2006 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-5996

DATAJUNGLE SOFTWARE INC.

(Exact name of small business issuer as specified in its charter)

Nevada

91-0835748

(State or other jurisdiction of

(IRS Employer Identification Number)

incorporation or organization)

1 Hines Road, Suite 202, Ottawa, Ontario, Canada, K2K 3C7

(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (613) 254-7246

  Common Stock

(None)

Title of each class

Name and exchange on which registered

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes [  ]  No [X]

Issuer late filed Form 10-KSB for the six month period ended December 31, 2003 and late filed Form 8-K which included audited financial statements for DataJungle Ltd. for the years ended June 30, 2003 and 2002.

At March 31, 2004, 15,190,946 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes (   )

No (X)

SEC 2334 (8-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of March 31, 2004

And December 31, 2003

Consolidated Condensed Statements of Operations For the Three Month

Periods Ended March 31, 2004 and 2003

Consolidated Condensed Statements of Cash Flows For the Three Month Periods

Ended March 31, 2004 and 2003

Notes to Consolidated Condensed Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

16

ITEM 3.

Controls and Procedures

18

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

19

ITEM 2.

Changes in Securities

19

ITEM 3.

Defaults Upon Senior Securities

19

ITEM 4.

Submission of Matters to a Vote of Security Holders

19

ITEM 5.

Other Information

19

ITEM 6.

Exhibits and Reports on Form 8-K

20

Signatures

21

Certifications

22

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	
Assets		
Current assets:		
Cash and cash equivalents	$ 56,874	$ 46,558
Accounts receivable	77,078	55,896
Investment tax credits receivable	119,911	174,436
Contracts-in-process	178,294	203,617
Prepaid expenses	6,735	6,812
	438,892	487,319
Property and equipment	18,133	21,319
	$ 457,025	$ 508,638
Liabilities and Stockholders' Deficiency		
Current liabilities:		
Accounts payable	$ 82,507	$ 92,890
Accrued liabilities	203,829	230,088
Promissory notes and other obligations payable (note 5)	72,000	75,209
Promissory notes payable to related parties (note 6)	418,821	423,602
Deferred revenue	368,501	307,176
	1,145,658	1,128,965
Stockholders' deficiency (note 8):		
Common stock, $0.001 par value. Authorized 300,000,000; issued and outstanding 15,190,946 shares at March 31, 2004 and 15,190,946 shares at December 31, 2003	15,191	15,191
Share subscriptions received	174,450	69,450
Additional paid-in capital	1,418,510	1,394,350
Accumulated other comprehensive loss	(137,352)	(143,184)
Deficit	(2,159,432)	(1,956,134)
	(688,633)	(620,327)
Basis of presentation (note 2(a))		
Guarantees (note 10)		
Subsequent events (note 13)		
	$ 457,025	$ 508,638

See accompanying notes to unaudited interim period consolidated condensed financial statements.

3

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(Unaudited)	(Unaudited)
Revenues:		
Products	$ 54,405	$ –
Services	1,341	12,058
	55,746	12,058
Cost of revenues:		
Cost of products	35,140	–
Cost of services	645	1,320
	35,785	1,320
Gross profit	19,961	10,738
Expenses:		
General and administrative	55,405	47,315
Research and development (net of investment tax credits of 6,217(2003 - 29,702))	117,223	32,431
Sales and marketing	47,361	37,528
Depreciation of property and equipment	2,926	7,787
	222,915	125,061
	(202,954)	(114,323)
Other income (expenses):		
Interest income	3,265	–
Interest expense	(1,907)	(19,244)
Foreign exchange gain (loss)	(1,702)	22,222
	(344)	2,978
Net loss	$ (203,298)	$ (111,345)
Loss per common share - basic and diluted (note 9)	$ 0.01	$ 0.01
Weighted-average common shares outstanding	15,190,946	12,922,859

See accompanying notes to unaudited interim period consolidated condensed financial statements.

4

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

	Three months ended March 31, 2004	Three months ended March 31, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:		
Net loss	$ (203,298)	$ (111,345)
Items not involving cash:		
Depreciation of property and equipment	2,926	7,787
Interest expense	1,661	16,672
Compensation expense	34,660	–
Change in non-cash operating working capital	81,765	(47,024)
Net cash used in operating activities	(82,286)	(133,910)
Cash flows from investing activities:		
Purchase of property and equipment	–	(8,246)
Cash flows from financing activities:		
Proceeds from promissory notes and other obligations payable	30,000	–
Payments of promissory notes and other obligations payable	(33,209)	–
Payments of promissory notes and other obligations payable to related parties	–	(1,674)
Repayment of capital lease obligation	–	(1,466)
Share issuance costs	(10,500)	–
Share subscriptions received	105,000	–
Net cash provided by financing activities	91,291	(3,140)
Effects of exchange rates on cash and cash equivalents	1,311	(24,890)
Net increase (decrease) in cash and cash equivalents	10,316	(170,186)
Cash and cash equivalents, beginning of period	46,558	267,986
Cash and cash equivalents, end of period	$ 56,874	$ 97,800

See accompanying notes to unaudited interim period consolidated condensed financial statements.

5

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

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

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of DataJungle Software Inc. and its wholly-owned subsidiary, DataJungle Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The results of operations for the three months ended March 31, 2004 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2004.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the six months ended December 31, 2003.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $706,766 as at March 31, 2004, and has incurred a loss of $203,298 and negative cash flow from operations of $82,286 for the three months then ended.  As of March 31, 2004, the Company has an accumulated deficit of $2,159,432 which results in a stockholders’ deficiency of $688,633.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  The consolidated condensed statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products, the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favourable to the Company.

(b)

Foreign currency translation:

The consolidated condensed financial statements of the Company include the accounts of the Company in U.S. dollars and the accounts of its wholly owned subsidiary, translated into U.S. dollars using Financial Accounting Standards Board’s Statement No. 52, “Foreign Currency Translation” for the translation of foreign currency operations.  The financial statements of the Company’s subsidiary are measured using the Canadian dollar as its functional currency.  Assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Revenues and expenses have been translated into U.S. dollars using the average exchange rate for the period.  Gains and losses have been reported as a separate component of accumulated other comprehensive loss.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 3

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

2.

Summary of significant accounting policies (continued):

(c)

Revenue recognition:

The Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the consolidated condensed balance sheet as deferred revenue.  Management anticipates that all of the substantial obligations of the Company under the contracts deferred at March 31, 2004 will be met during fiscal 2004 and the respective revenue will be recognized at that time.  Labor costs associated with a contract that has not been recognized as revenue are capitalized in the consolidated condensed balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

(d)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation.  Property under capital lease is initially recorded at the present value of the minimum lease payments at the inception of the lease.  Depreciation is provided over the estimated useful lives of the underlying assets on a straight-line basis using the following annual rates:

=================================================================================

Asset

Useful life

----------------------------------------------------------------------------------------------------------------------------------------------

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

=================================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

2.

Summary of significant accounting policies (continued):

(e)

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

=================================================================================

Three months

Three months

ended

ended

March 31,

March 31,

2004

2003

----------------------------------------------------------------------------------------------------------------------------------------------

Net loss, as reported

$

(203,298)

$

(111,345)

Add stock-based employee compensation expense

    included in reported net loss

32,721

–

Add total stock-based employee compensation recovery

    determined under fair-value-based method for all awards

16,905

–

----------------------------------------------------------------------------------------------------------------------------------------------

Pro forma net loss

$

(153,672)

$

(111,345)

=================================================================================

Earnings per share:

Basic and diluted – as reported

$

0.01

$

0.01

Basic and diluted – pro forma

0.01

0.01

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

3.

Reverse acquisition:

Effective October 1, 2003, the Company acquired 100% of the issued and outstanding shares of DataJungle Ltd.  This transaction was treated as a recapitalization of DataJungle Software Inc. by DataJungle Ltd., effectively as if DataJungle Ltd. had issued shares for consideration equal to the net monetary assets of DataJungle Software Inc.

Under reverse acquisition accounting, the consolidated condensed financial statements of the entity are considered a continuation of the financial statements of DataJungle Ltd.  As such, the net assets of DataJungle Ltd. remained at their carrying value and the net assets of DataJungle Software Inc., which only included cash and nominal liabilities, have been recorded at their fair value.  In addition, the comparative figures reflect the results of operations of DataJungle Ltd. for the three months ended March 31, 2003.

4.

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

====================================================================================

Three months

Three months

ended

ended

March 31,

March 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Net loss

$

(203,298)

$

(111,345)

Other comprehensive income (loss):

Currency translation adjustment

5,832

(51,738)

---------------------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss

$

(197,466)

$

(163,083)

====================================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

5.

Promissory notes and other obligations payable:

====================================================================================

March 31,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Repayable contribution from the Government of Canada,

   payable on demand, unsecured (note 5(a))

$

–

$

33,209

Promissory note, payable on demand, bearing interest at 12%

   per annum

72,000

42,000

----------------------------------------------------------------------------------------------------------------------------------------------------

$

72,000

$

75,209

====================================================================================

Additional terms and conditions related to the promissory notes and other obligations payable are as follows:

(a)

The Company received assistance for certain of its operating costs from the Government of Canada in the form of a repayable, non-interest bearing contribution.  Originally, the repayable contribution from the Government of Canada was repayable in five equal annual instalments commencing July 1, 2004.  However, in January 2003, the Company breached a condition of the agreement with the Government of Canada which required the Company to be located in the Province of Quebec.  As a result of this breach, the Government of Canada has the right to charge interest on the amount outstanding and require that the Company provide security and to demand immediate repayment.  As a consequence, the Company has accrued interest on the amount outstanding at rates prescribed by the Government of Canada (ranging from 5.25% to 6.5% per annum) and has classified the repayable contribution as a current liability.  This obligation together with accrued interest was repaid in March, 2004.

6.

Promissory notes payable to related parties:

====================================================================================

March 31,

December 31,

2004

2003

----------------------------------------------------------------------------------------------------------------------------------------------------

Promissory note, payable on seven days notice, no fixed

   repayment terms, bearing interest at 10% per annum

   compounded semi-annually until September 16, 2003 and

   non-interest bearing thereafter, convertible at the option of the holder into common stock of the Company at any time

   and secured by a general security agreement representing

   a first floating charge on all assets of the Company (note 6(a))

$

418,821

$

423,602

====================================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

6.

Promissory notes payable to related parties (continued):

Additional terms and conditions related to the promissory notes payable to related parties are as follows:

(a)

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $74,121 (December 31, 2003 – $74,967) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,009,302 common shares of the Company.  On December 15, 2003, the lender advanced an additional $34,286 under the terms of the promissory note as amended which may be converted, at the lender’s option, into 300,000 common shares of the Company.

7.

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

At March 31, 2004, there were 4,239,700 additional shares available for grant under the Plan.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

7.

Stock option plan (continued):

The per share weighted-average fair value of stock options granted under the Plan during the three months ended March 31, 2004 was $0.60 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.62%, volatility rate of 132%, and an expected life of 7.16 years.  The per share weighted-average fair value of stock options granted under the DJL Plan during the three months ended March 31, 2003 was Nil on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.48%, and an expected life of 7.22 years.

As a result of modifications to stock options in prior years, the Company is required to account for modified options using variable accounting as prescribed by APB 25.  For the three months ended March 31, 2004, non-cash compensation expense of $23,908, $7,235 and $1,578 has been included in research and development, general and administrative and sales and marketing expenses, respectively.  For the three months ended March 31, 2003, no non-cash compensation charge was recorded as the fair value of the options was $Nil.

Non-cash compensation expense of $1,939 (March 31, 2003 - $Nil) has been included in general and administrative expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.

8.

Stockholders’ deficiency:

During the three months ended March 31, 2004, the Company entered into the following common stock transactions.

The Company received $105,000 from investors pursuant to subscription agreements to purchase 350,000 shares of common stock at $0.30 per share.  Share issuance costs of $10,500 were incurred and recorded as a debit to additional paid-in capital.

9.

Net loss per share:

As the Company incurred a net loss during the three months ended March 31, 2004 and 2003, the loss per common share is based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

====================================================================================

Three months

Three months

ended

ended

March 31,

March 31,

Number of shares issued upon:

2004

2003

----------------------------------------------------------------------------------------------------------------------------------------------------

Exercise of options to purchase common stock

760,300

1,358,075

Conversion of promissory notes

4,309,302

5,368,085

====================================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

10.

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of March 31, 2004 and December 31, 2003.

11.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

====================================================================================

March 31,

March 31,

2004

2003

----------------------------------------------------------------------------------------------------------------------------------------------------

United States

$

55,746

$

12,058

====================================================================================

The Company’s assets are located as follows:

====================================================================================

March 31,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Canada

$

420,000

$

486,963

United States

37,025

21,675

====================================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three months ended March 31, 2004 and 2003

(In U.S. dollars)

=======================================================================================

12.

Economic dependence:

Two of the Company’s customers account for 100% of revenue for the three months ended March 31, 2004 (March 31, 2003 – 100%).

13.

Subsequent events:

Subsequent to March 31, 2004, the Company received $66,000 from investors pursuant to subscription agreements to purchase 220,000 common shares of the Company at $0.30 per share.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

For the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003

Revenue:

The Company uses the completed contract method of recognizing revenue.  Consequently, revenue is recognized in the period when all substantial obligations under the terms and conditions of a contract are completed.  Revenues for the three months ended March 31, 2004 were $55,746 compared to $12,058 for the three months ended March 31, 2003.  In the three months ended March 31, 2004, the Company completed one contract for products for $54,405 and one contract for services for $1,341.  In the three months ended March 31, 2003, the Company completed one contract for services for $12,058.  In addition to the revenue recognized for accounting purposes, the Company is currently completing one contract for services and three contracts for products for which revenue had not been recognized at March 31, 2004.  Payments received prior to March 31, 2004 for these contracts and the amount of any invoices for deliverables made prior to March 31, 2004 are recognized in the balance sheet as at March 31, 2004 as deferred revenue.  The related cost of contracts not completed as at March 31, 2004 are included in the balance sheet as contracts-in-process.

Gross margin:

Gross margin for the three months ended March 31, 2004 was $19,961 (36% of revenue) compared to $10,738 (89% of revenue) for the three months ended March 31, 2003.  The margin for the three months ended March 31, 2003 was higher as this contract was for ongoing services and required minimal labor to deliver each month.  The main contract, which was for products, for the three months ended March 31, 2004 included development work and was therefore more labor intensive.

General and administrative expenses:

General and administrative expenses for the three months ended March 31, 2004 were $55,405 compared to $47,315 for the three months ended March 31, 2003.  The three months ended March 31, 2004 included approximately $9,000 in stock related compensation expense ($Nil for the three months ended March 31, 2003) and an increase in professional service fees of approximately $4,000 offset by a decrease in staffing costs of approximately $5,000 resulting from a reduction in staff from two full-time staff to one full-time staff.

Sales and marketing expenses:

Sales and marketing expenses were $47,361 for the three months ended March 31, 2004 compared to $37,528 for the three months ended March 31, 2003.  The three months ended March 31, 2004 included approximately $17,000 in compensation related costs due to hiring of a full-time sales representative and $2,000 in stock related compensation expense ($Nil for the three months ended March 31, 2003) offset by a reduction in travel of approximately $5,000 and advertising of approximately $6,000.

Research and development expenses:

Research and development expenses were $117,223 for the three months ended March 31, 2004 compared to $32,431 for the three months ended March 31, 2003.  The three months ended March 31, 2004 included approximately $24,000 in stock related compensation expense ($Nil for the three months ended March 31, 2003), a reduction of approximately $24,000 in Canadian investment tax credits available and a reduction of approximately $36,000 in amounts transferred to contracts-in-process.

Depreciation:

Depreciation declined from $7,787 for the three months ended March 31, 2003 to $2,926 for the three months ended March 31, 2004 as a significant portion of the Company’s property and equipment were fully depreciated by March 31, 2004.

Interest expense:

Decreased from $19,244 for the three months ended March 31, 2003 to $1,907 for the three months ended March 31, 2004 as a result of a decrease of approximately $475,000 in interest bearing obligations that were converted to common shares in October, 2003.

Foreign exchange:

The three months ended March 31, 2003 included a foreign exchange gain of $22,222 due to a significant reduction in the U.S. dollar compared to the Canadian dollar.  The three months ended March 31, 2004 included foreign exchange expense of $1,702 due to a small change in the exchange rate between the U.S. and Canadian dollars from December 31, 2003 to March 31, 2004.

Net loss:

Net loss was $203,298 ($0.01 per share) for the three months ended March 31, 2004 compared to $111,345 ($0.01 per share) for the three months ended March 31, 2003.  The loss for the three months ended March 31, 2004 included $34,660 in stock related compensation expenses ($Nil for the three months ended March 31, 2003).  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Financial Condition and Liquidity

General:

At March 31, 2004 working capital was a negative $706,766 compared to negative working capital of $641,646 at December 31, 2003.  This decrease in working capital occurred primarily as a result of a decrease in Canadian investment tax credits receivable and a decrease in accrued liabilities offset by an increase in deferred revenue.  The Company had $56,874 in cash at March 31, 2004 compared to $46,558 at December 31, 2003.

During the period from April 1, 2004 to May 14, 2004, the Company raised $66,000 from subscriptions to purchase 220,000 common shares at $0.30 per share.  These resources are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and the ability to operate on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net cash used in operating activities:

During the three months ended March 31, 2004, the Company used $82,286 in operations compared to $133,910 for the three months ended March 31, 2003.  The use of cash for the three months ended March 31, 2004 resulted primarily from a loss of $203,298 for the period offset by non-cash stock related compensation expense of $34,660 and a net change in non-cash working capital of $81,765.  The use of cash for the three months ended March 31, 2003 resulted primarily from a loss of $111,345 and a net change in non-cash working capital of $47,024 offset by depreciation expense of $7,787 and non-cash interest expense of $16,672.

Net cash used in investing activities:

During the three months ended March 31, 2003, the Company purchased property and equipment of $8,246.  There were no purchases for the three months ended March 31, 2004.

Net cash provided by financing activities:

During the three months ended March 31, 2004, the Company raised $30,000 by issuing 12% promissory notes and $105,000 from subscriptions to purchase 350,000 shares of common stock at $0.30 per share offset by $10,500 in share related issuance costs.  During that period, the Company repaid $33,209 of promissory notes and other obligations payable including accrued interest pursuant to an obligation owing to the Government of Canada.

ITEM 3

CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Our management, including our President  & Chief Executive Officer and Vice President Finance, secretary and Treasurer, have evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

During the three months ended March 31, 2004, the Company issued the following:

*

$105,000 in subscriptions to purchase 350,000 shares of its common stock at $0.30 per share.

*

$30,000 of 12% promissory notes

*

50,000 stock purchase options to employees to purchase 50,000 common shares at an exercise price of $0.65 expiring at various dates to March 31, 2012

During the period from April 1, 2004 to May 14, 2004, the Company issued the following:

*

$66,000 in subscriptions to purchase 220,000 shares of its common stock at $0.30 per share

*

100,000 stock purchase options to employees to purchase 100,000 common shares at an exercise price of $0.60 expiring at various dates to April 30, 2012

*

300,000 stock purchase options to an Officer to purchase 300,000 common shares at an exercise price to be determined (estimated to range from $0.30 to $0.60) expiring at various dates to March 31, 2012

*

50,000 stock purchase options to an individual who will commence employment on June 1, 2004 at an exercise price to be determined on June 1, 2004 expiring at various dates to June 30, 2012

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

31.a

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b

Certification of Vice President Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b

Certification of Vice President Finance pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)

Reports on Form 8-K

Form 8-K/A filed April 23, 2004.  This Form 8-K/A included audited financial statements for the years ended June 30, 2003 and 2002 for DataJungle Ltd.

Form 8-K filed April 23, 2004.  This Form 8-K related to the appointment of KPMG LLP as auditors for the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President and Chief Executive Officer

Dated: May 20, 2004.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: May 20, 2004.

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  May 20, 2004