Form 10QSB
period 2004-06-30
DATAJUNGLE SOFTWARE INC
filed 2004-08-13
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X ]  No [  ]

At August 6, 2004, 15,190,946 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes (   )

No (X)

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.      Consolidated Condensed Balance Sheets as of June 30, 2004

And December 31, 2003

3

Consolidated Condensed Statements of Operations For the Three

Month and Six Month Periods Ended June 30, 2004 and 2003

4

Consolidated Condensed Statements of Cash Flows For the Six

Month Periods Ended June 30, 2004 and 2003

5

Notes to Consolidated Condensed Financial Statements

6

ITEM 2.       Management’s Discussion and Analysis or Plan of Operation

16

ITEM 3.       Controls and Procedures

19

PART II

ITEM 1.      Legal Proceedings

20

ITEM 2.      Changes in Securities

20

ITEM 3.      Defaults Upon Senior Securities

20

ITEM 4.      Submission of Matters to a Vote of Security Holders

20

ITEM 5.      Other Information

20

ITEM 6.      Exhibits and Reports on Form 8-K

21

Signature

21

Certifications

22

PART I

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.
Consolidated Condensed Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	
Assets		
Current assets:		
Cash and cash equivalents	$ 110,192	$ 46,558
Accounts receivable	16,339	55,896
Investment tax credits receivable	49,542	174,436
Contracts-in-process	–	203,617
Prepaid expenses	16,510	6,812
	192,583	487,319
Property and equipment	16,101	21,319
	$ 208,684	$ 508,638
Liabilities and Stockholders' Deficiency		
Current liabilities:		
Accounts payable (note 5)	$ 102,845	$ 92,890
Accrued liabilities	422,991	230,088
Promissory notes and other obligations payable (note 6)	72,000	75,209
Promissory notes payable to related parties (note 7)	411,756	423,602
Deferred revenue	–	307,176
	1,009,592	1,128,965
Stockholders' deficiency (note 9):		
Common stock, $0.001 par value. Authorized 300,000,000; issued and outstanding 15,190,946 shares at June 30, 2004 and 15,190,946 shares at December 31, 2003	15,191	15,191
Share subscriptions received	316,950	69,450
Additional paid-in capital	1,319,678	1,394,350
Accumulated other comprehensive loss	(124,861)	(143,184)
Deficit	(2,327,866)	(1,956,134)
	(800,908)	(620,327)
Basis of presentation (note 2(a))		
Guarantees (note 11)		
Subsequent events (note 14)		
	$ 208,684	$ 508,638

See accompanying notes to unaudited interim period consolidated condensed financial statements.

Page 3

DATAJUNGLE SOFTWARE INC.
Consolidated Condensed Statements of Operations

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:				
Products	$ 108,033	$ 90,477	$ 162,438	$ 90,477
Services	306,065	11,615	307,406	23,674
	414,098	102,092	469,844	114,151
Cost of revenues:				
Cost of products	61,277	45,958	96,417	45,958
Cost of services	133,914	–	134,559	1,321
	195,191	45,958	230,976	47,279
Gross profit	218,907	56,134	238,868	66,872
Expenses:				
General and administrative (note 5)	125,059	55,015	180,464	102,330
Research and development (net of investment tax credits of $4,474 for the three months ended June 30, 2004 (2003 – $31,282) and the six months ended June 30, 2004 of $10,691 (2003 - $60,984)	181,709	18,025	298,932	50,457
Sales and marketing	72,355	38,361	119,716	75,889
Depreciation of property and equipment	4,718	11,066	7,644	18,853
	383,841	122,467	606,756	247,529
	(164,934)	(66,333)	(367,888)	(180,657)
Other income (expenses):				
Interest income	634	2,113	3,899	2,113
Interest expense	(2,154)	(17,298)	(4,061)	(36,541)
Foreign exchange gain (loss)	(1,980)	30,505	(3,682)	52,727
	(3,500)	15,320	(3,844)	18,299
Net loss	$ (168,434)	$ (51,013)	$ (371,732)	$ (162,358)
Loss per common share - basic and diluted (note 10)	$ 0.01	$ 0.00	$ 0.02	$ 0.01
Weighted-average common shares outstanding	15,190,946	12,922,859	15,190,946	12,922,859

See accompanying notes to unaudited interim period consolidated condensed financial statements.

Page 4

DATAJUNGLE SOFTWARE INC.
Consolidated Condensed Statements of Cash Flows

	Six months ended June 30, 2004	Six months ended June 30, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:		
Net loss	$ (371,732)	$ (162,358)
Items not involving cash:		
Depreciation of property and equipment	7,644	18,853
Interest expense	3,815	33,775
Compensation expense	175,079	–
Change in non-cash operating working capital	3,982	12,076
Net cash used in operating activities	(181,212)	(97,654)
Cash flows from investing activities:		
Purchase of property and equipment	(2,965)	(14,353)
Cash flows from financing activities:		
Proceeds from promissory notes and other obligations payable	30,000	–
Payments of promissory notes and other obligations payable	(33,209)	–
Payments of promissory notes and other obligations payable to related parties	–	(3,454)
Repayment of capital lease obligation	–	(3,253)
Share issuance costs	(3,495)	–
Share subscriptions received	247,500	–
Net cash provided by (used in) financing activities	240,796	(6,707)
Effects of exchange rates on cash and cash equivalents	7,015	(62,325)
Net increase (decrease) in cash and cash equivalents	63,634	(181,039)
Cash and cash equivalents, beginning of period	46,558	267,986
Cash and cash equivalents, end of period	$ 110,192	$ 86,947

See accompanying notes to unaudited interim period consolidated condensed financial statements.

Page 5

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

1.

General:

DataJungle Software Inc. (the “Company”) was incorporated in the State of Washington on June 5, 1968 as Quad Metals Corporation (“Quad”).  Quad became a Nevada incorporated company on December 11, 2002 when it merged with its wholly-owned subsidiary.  The Company was renamed to DataJungle Software Inc. on November 18, 2003.  The Company is a developer of web-based enterprise-class business intelligence software solutions that translate business data into interactive tables, charts and maps.  These solutions consist of modules of functionality that can be assembled to the specific requirements of the customer and customized to the needs of each user class within the customer’s business.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of DataJungle Software Inc. and its wholly-owned subsidiary, DataJungle Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements at and for the six months ended December 31, 2003.

The condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The results of operations for the three and six months ended June 30, 2004 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2004.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the six months ended December 31, 2003.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $817,009 as at June 30, 2004 and has incurred a loss of $371,732 for the six months then ended.  As of June 30, 2004, the Company has an accumulated deficit of $2,327,866 which results in a stockholders’ deficiency of $800,908.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

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

The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products, the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

(b)

Foreign currency translation:

The consolidated condensed financial statements of the Company include the accounts of the Company in U.S. dollars and the accounts of its wholly-owned subsidiary, translated into U.S. dollars using Financial Accounting Standards Board’s Statement No. 52, “Foreign Currency Translation” for the translation of foreign currency operations.  The financial statements of the Company’s subsidiary are measured using the Canadian dollar as its functional currency.  Assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Revenues and expenses have been translated into U.S. dollars using the average exchange rate for the period.  Gains and losses have been reported as a separate component of accumulated other comprehensive loss.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 3

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

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

(d)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation.  Property under capital lease is initially recorded at the present value of the minimum lease payments at the inception of the lease.  Depreciation is provided on a straight-line basis over the following estimated useful lives:

Asset

Useful life

-----------------------------------------------------------------------------------------------------------------

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

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

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30

June 30,

June 30,

2004

2003

2004

2003

-----------------------------------------------------------------------------------------------------------------

Net loss, as reported

$

(168,434)

$

(51,013)

$

(371,732)

$

(162,358)

Add stock-based employee

   compensation expense included

   in reported net loss

140,419

–

175,079

–

Deduct total stock-based employee

   compensation expense

   determined under fair

   value-based method for all

   awards

(43,114)

–

(26,209)

–

-----------------------------------------------------------------------------------------------------------------

Pro forma net loss

$

(71,129)

$

(51,013)

$

(222,862)

$

(162,358)

-----------------------------------------------------------------------------------------------------------------

Earnings per share:

Basic and diluted – as

   reported

$

0.00

$

0.00

$

0.01

$

0.01

Basic and diluted – pro forma

0.00

0.00

0.01

0.01

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

3.

Reverse acquisition:

Effective October 1, 2003, the Company acquired 100% of the issued and outstanding shares of DataJungle Ltd.  This transaction was treated as a recapitalization of DataJungle Software Inc. by DataJungle Ltd., effectively as if DataJungle Ltd. had issued shares for consideration equal to the net monetary assets of DataJungle Software Inc.

Under reverse acquisition accounting, the consolidated condensed financial statements of the entity are considered a continuation of the financial statements of DataJungle Ltd.  As such, the net assets of DataJungle Ltd. remained at their carrying value and the net assets of DataJungle Software Inc., which only included cash and nominal liabilities, have been recorded at their fair value.  In addition, the comparative figures reflect the results of operations of DataJungle Ltd. for the three and six months ended June 30, 2003.

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

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2004

2003

2004

2003

---------------------------------------------------------------------------------------------------------------------

Net loss

$

(168,434)

$

(51,013)

$

(371,732)

$

(162,358)

Other comprehensive income (loss):

Currency translation adjustment

12,491

(72,517)

18,323

(124,255)

-----------------------------------------------------------------------------------------------------------------

Comprehensive loss

$

(155,943)

$

(123,530)

$

(353,409)

$

(286,613)

---------------------------------------------------------------------------------------------------------------------

5.

Related party transaction:

Included in accounts payable is $22,492 due to a corporation controlled by an officer and director of the Company for consulting services.  For the three months ended June 30, 2004, $22,492 has been included in general and administrative expenses.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

6.

Promissory notes and other obligations payable:

June 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------

Repayable contribution to the Government of Canada,

   payable on demand, unsecured (note 6(a))

$

–

$

33,209

Promissory note, payable on demand, bearing interest at 12%
per annum

72,000

42,000

---------------------------------------------------------------------------------------------------------------------

$

72,000

$

75,209

---------------------------------------------------------------------------------------------------------------------

Additional terms and conditions related to the promissory notes and other obligations payable are as follows:

(a)

The Company received assistance for certain of its operating costs from the Government of Canada in the form of a repayable, non-interest bearing contribution.  Originally, the repayable contribution to the Government of Canada was repayable in five equal annual instalments commencing July 1, 2004.  However, in January 2003, the Company breached a condition of the agreement with the Government of Canada which required the Company to be located in the Province of Quebec.  As a result of this breach, the Government of Canada has the right to charge interest on the amount outstanding and require that the Company provide security and to demand immediate repayment.  As a consequence, the Company has accrued interest on the amount outstanding at rates prescribed by the Government of Canada (ranging from 5.25% to 6.5% per annum) and has classified the repayable contribution as a current liability.  This obligation together with accrued interest was repaid in March, 2004.

7.

Promissory notes payable to related parties:

June 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------

Promissory note, payable in Canadian dollars on seven days

   notice, no fixed repayment terms, bearing interest at 10% per annum compounded semi-annually until September 16, 2003

   and non-interest bearing thereafter, convertible at the option of the holder into common stock of the Company at any time and secured by a general security agreement representing

   a first floating charge on all assets of the Company

$

411,756

$

423,602

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

7.

Promissory notes payable to related parties (continued):

Additional terms and conditions related to the promissory notes payable to related parties are as follows:

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $72,871 (December 31, 2003 – $74,967) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,009,302 common shares of the Company.  On December 15, 2003, the lender advanced an additional $34,286 under the terms of the promissory note as amended which may be converted, at the lender’s option, into 300,000 common shares of the Company.

8.

Stock option plan:

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

At June 30, 2004, there were 1,697,700 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted under the Plan during the three months ended June 30, 2004 was $0.49 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.32%, volatility rate of 140%, and an expected life of 6.93 years.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

8.

Stock option plan (continued):

As a result of modifications to stock options in prior years, the Company is required to account for modified options using variable accounting as prescribed by APB 25.  For the three months ended June 30, 2004, non-cash compensation expense of $100,587, $32,702 and $7,130 has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the three months ended June 30, 2003, no non-cash compensation charge was recorded as the intrinsic value of the options was $Nil.  For the six months ended June 30, 2004, non-cash compensation expense of $124,495, $39,937 and $8,708 has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the six months ended June 30, 2003, no non-cash compensation charge was recorded as the intrinsic value of the options was $Nil.

For the six months ended June 30, 2004, non-cash compensation expense of $1,939 (six months ended June 30, 2003 - $Nil) has been included in general and administrative expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.  For the three months ended June 30, 2004 and 2003, no non-cash compensation charge with respect to non-employees was recorded.

9.

Stockholders’ deficiency:

During the three months ended June 30, 2004, the Company entered into the following common stock transactions.

The Company received $142,500 from investors pursuant to subscription agreements to purchase 475,000 shares of common stock at $0.30 per share.  Share issuance costs of $239,250 were incurred and recorded as a debit to additional paid-in capital.

During the three months ended March 31, 2004, the Company entered into the following common stock transactions.

The Company received $105,000 from investors pursuant to subscription agreements to purchase 350,000 shares of common stock at $0.30 per share.  Share issuance costs of $10,500 were incurred and recorded as a debit to additional paid-in capital.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

10.

Net loss per share:

As the Company incurred a net loss during the three and six months ended June 30, 2004 and 2003, the loss per common share is based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

Six months

Six months

ended

ended

June 30,

June 30,

Number of shares issued upon:

2004

2003

---------------------------------------------------------------------------------------------------------------------

Exercise of options to purchase common stock

3,302,300

1,358,075

Conversion of promissory notes

4,309,302

5,477,328

11.

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of June 30, 2004 and December 31, 2003.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Six months ended June 30, 2004 and 2003

(In U.S. dollars)

12.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2004

2003

2004

2003

---------------------------------------------------------------------------------------------------------------------

United States

$

404,222

$

102,092

$

459,968

$

114,151

Asia

9,876

–

9,876

–

The Company’s assets are located as follows:

June 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------

Canada

$

171,344

$

486,963

United States

37,340

21,675

13.

Economic dependence:

Four of the Company’s customers account for 98% of revenue for the six months ended June 30, 2004 (June 30, 2003 – three customers account for 100%).

14.

Subsequent events:

Subsequent to June 30, 2004, the Company received $140,000 from investors pursuant to subscription agreements to purchase 466,669 common shares of the Company at $0.30 per share.

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

Results of Operations

For the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003

Revenue:

The Company uses the completed contract method of recognizing revenue.  Consequently, revenue is recognized in the period when all substantial obligations under the terms and conditions of a contract are completed.  Revenues for the three months ended June 30, 2004 were $414,098 compared to $102,092 for the three months ended June 30, 2003.  In the three months ended June 30, 2004, the Company completed three contracts for products for $108,033 and two contracts for services for $306,065.  In the three months ended June 30, 2003, the Company completed two contracts for products for $90,477 and one contract for services for $11,615.

Gross margin:

Gross margin for the three months ended June 30, 2004 was $218,907 (53% of revenue) compared to $56,134 (55% of revenue) for the three months ended June 30, 2003.  The margin as a percentage of revenue for the three months ended June 30, 2003 was slightly higher as the contract for services completed during that quarter required minimal labor to deliver.

General and administrative expenses:

General and administrative expenses for the three months ended June 30, 2004 were $125,059 compared to $55,015 for the three months ended June 30, 2003.  The three months ended June 30, 2004 included $33,000 in stock related compensation expense ($Nil for the three months ended June 30, 2003) and increases in professional service fees of $7,000, consulting fees of $30,000, travel of $3,000 and other costs of $3,000 offset by a decrease in staffing costs of $5,000.  The consulting fees for the three months ended June 30, 2004 include $22,000 for services rendered by a corporation controlled by an officer and director of the Company.

Sales and marketing expenses:

Sales and marketing expenses were $72,355 for the three months ended June 30, 2004 compared to $38,361 for the three months ended June 30, 2003.  The three months ended June 30, 2004 included a $20,000 increase in compensation related costs due to hiring of a full-time sales representative, $7,000 in stock related compensation expense ($Nil for the three months ended June 30, 2003), an increase in travel and other costs of $10,000 offset by a reduction in advertising of $4,000.

Research and development expenses:

Research and development expenses were $181,709 for the three months ended June 30, 2004 compared to $18,025 for the three months ended June 30, 2003.  The three months ended June 30, 2004 included $101,000 in stock related compensation expense ($Nil for the three months ended June 30, 2003), a reduction of $26,000 in Canadian investment tax credits available and reductions of $62,000 in amounts transferred to contracts-in-process and cost of sales offset by a decrease in compensation related costs of $25,000.

Depreciation:

Depreciation declined from $11,066 for the three months ended June 30, 2003 to $4,718 for the three months ended June 30, 2004 as a significant portion of the Company’s fixed assets were fully depreciated by June 30, 2004.

Interest expense:

Decreased from $17,298 for the three months ended June 30, 2003 to $2,154 for the three months ended June 30, 2004 as a result of a decrease of approximately $475,000 in interest bearing obligations that were converted to common shares in October, 2003.

Foreign exchange:

The three months ended June 30, 2003 included a foreign exchange gain of $30,505 due to a significant reduction in the U.S. dollar compared to the Canadian dollar.  The three months ended June 30, 2004 included foreign exchange expense of $1,980 due to a small change in the exchange rate between the U.S. and Canadian dollars from March 31, 2004 to June 30, 2004.

Net loss:

Net loss was $168,434 ($0.01 per share) for the three months ended June 30, 2004 compared to $51,013 ($Nil per share) for the three months ended June 30, 2003.  The loss for the three months ended June 30, 2004 included $140,419 in stock related compensation expenses ($Nil for the three months ended June 30, 2003).  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

For the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003

Revenue:

The Company uses the completed contract method of recognizing revenue.  Consequently, revenue is recognized in the period when all substantial obligations under the terms and conditions of a contract are completed.  Revenues for the six months ended June 30, 2004 were $469,844 compared to $114,151 for the six months ended June 30, 2003.  In the six months ended June 30, 2004, the Company completed four contracts for products for $162,438 and two contracts for services for $307,406.  In the six months ended June 30, 2003, the Company completed two contracts for products for $90,477 and one contract for services for $23,674.

Gross margin:

Gross margin for the six months ended June 30, 2004 was $238,868 (51% of revenue) compared to $66,872 (59% of revenue) for the six months ended June 30, 2003.  The margin as a percentage of revenue for the six months ended June 30, 2003 was higher as the contract for services completed during that quarter required minimal labor to deliver.

General and administrative expenses:

General and administrative expenses for the six months ended June 30, 2004 were $180,464 compared to $102,330 for the six months ended June 30, 2003.  The six months ended June 30, 2004 included $42,000 in stock related compensation expense ($Nil for the six months ended June 30, 2003) and increases in professional service fees of $11,000, consulting fees of $30,000, travel and other costs of $6,000 offset by a decrease in staffing costs of $11,000.  Included in consulting fees for the six months ended June 30, 2004 is $22,000 for services rendered by a corporation controlled by an officer and director of the Company.

Sales and marketing expenses:

Sales and marketing expenses were $119,716 for the six months ended June 30, 2004 compared to $75,889 for the six months ended June 30, 2003.  The six months ended June 30, 2004 included an increase of $39,000 in compensation related costs due to hiring of a full-time sales representative, $9,000 in stock related compensation expense ($Nil for the six months ended June 30, 2003) and an increase in other costs of $5,000 offset by a reduction in advertising of $10,000.

Research and development expenses:

Research and development expenses were $298,932 for the six months ended June 30, 2004 compared to $50,457 for the six months ended June 30, 2003.  The six months ended June 30, 2004 included $125,000 in stock related compensation expense ($Nil for the six months ended June 30, 2003), a decrease of $23,000 in compensation related expenses, a reduction of $50,000 in Canadian investment tax credits available and a reduction of $97,000 in amounts transferred to contracts-in-process and cost of sales.

Depreciation:

Depreciation declined from $18,853 for the six months ended June 30, 2003 to $7,644 for the six months ended June 30, 2004 as a significant portion of the Company’s fixed assets were fully depreciated by June 30, 2004.

Interest expense:

Decreased from $36,541 for the six months ended June 30, 2003 to $4,061 for the six months ended June 30, 2004 as a result of a decrease of approximately $475,000 in interest bearing obligations that were converted to common shares in October, 2003.

Foreign exchange:

The six months ended June 30, 2003 included a foreign exchange gain of $52,727 due to a significant reduction in the U.S. dollar compared to the Canadian dollar.  The six months ended June 30, 2004 included foreign exchange expense of $3,682 due to a small change in the exchange rate between the U.S. and Canadian dollars from December 31, 2003 to June 30, 2004.

Net loss:

Net loss was $371,732 ($0.02 per share) for the six months ended June 30, 2004 compared to $162,358 ($0.01 per share) for the six months ended June 30, 2003.  The loss for the six months ended June 30, 2004 included $175,079 in stock related compensation expenses ($Nil for the six months ended June 30, 2003).  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Financial Condition and Liquidity

General:

At June 30, 2004 working capital was a negative $817,009 compared to negative working capital of $641,646 at December 31, 2003.  This decrease in working capital occurred primarily as a result of decreases in Canadian investment tax credits receivable and contracts-in-process and an increase in accrued liabilities offset by a decrease in deferred revenue.  The Company had $110,192 in cash at June 30, 2004 compared to $46,558 at December 31, 2003.

During the period from July 1, 2004 to August 6, 2004, the Company raised $140,000 from subscriptions to purchase 466,669 common shares at $0.30 per share.  These resources are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and the ability to operate on a profitable basis.  The Company cannot be certain that sufficient resources will be available or that, if available, resources can be obtained on terms favorable to the Company.

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

Net cash used in operating activities:

During the six months ended June 30, 2004, the Company used $181,212 in cash in operations compared to a use of cash in operations of $97,654 for the six months ended June 30, 2003.  The use of cash in operations for the six months ended June 30, 2004 resulted from a loss of $371,732 for the period offset by non-cash stock related compensation expense of $175,079, depreciation of $7,644, non-cash interest expense of $3,815 and a net change in non-cash working capital of $3,982.  The use of cash for the six months ended June 30, 2003 resulted primarily from a loss of $162,358 partially offset by a net change in non-cash working capital of $12,076, depreciation expense of $18,853 and non-cash interest expense of $33,775.

Net cash used in investing activities:

During the six months ended June 30, 2004, the Company purchased property and equipment of $2,965 compared to purchases of $14,353 for the six month period ended June 30, 2003.

Net cash provided by financing activities:

During the six months ended June 30, 2004, the Company raised $30,000 by issuing 12% promissory notes and $247,500 from subscriptions to purchase 825,000 shares of common stock at $0.30 per share offset by $3,495 in share related issuance costs.  During that period, the Company repaid $33,209 of promissory notes and other obligations payable including accrued interest pursuant to an obligation owing to the Government of Canada.

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

*

$30,000 of 12% promissory notes

*

50,000 stock purchase options to employees to purchase 50,000 common shares at an exercise price of $0.65 expiring at various dates to March 31, 2012

During the three months ended June 30, 2004, the Company issued the following:

*

$142,500 in subscriptions to purchase 475,000 shares of its common stock at $0.30 per share

*

2,400,000 stock purchase options to officers and directors to purchase 2,400,000 common shares at an exercise price of $0.51 and expiring at various dates to June 14, 2012

*

160,000 stock purchase options to employees to purchase 160,000 common shares at an exercise price of $0.60 and expiring at various dates to July 1, 2012

During the period from July 1, 2004 to August 6, 2004, the Company issued the following:

*

$140,000 in subscriptions to purchase 466,669 shares of its common stock at $0.30 per share

*

15,000 stock purchase options to an employee to purchase 15,000 common shares at an exercise price of $0.93 expiring at various dates to December 31, 2011

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President and Chief Executive Officer

Dated: August 13, 2004.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: August 13, 2004.

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  August 13, 2004