Form 10QSB
period 2004-09-30
DATAJUNGLE SOFTWARE INC
filed 2004-11-15
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-5996

DATAJUNGLE SOFTWARE INC.

(Exact name of small business issuer as specified in its charter)

     Nevada

             91-0835748

(State or other jurisdiction of

(IRS Employer Identification

  incorporation or organization)

Number)

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

Yes [X ]  No [  ]

At November 12, 2004, 17,281,173 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes (   )

No (X)

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of September 30, 2004

And December 31, 2003

3

Consolidated Condensed Statements of Operations For the Three Month and

Nine Month Periods Ended September 30, 2004 and 2003

4

Consolidated Condensed Statements of Cash Flows For the Nine Month Periods

Ended September 30, 2004 and 2003

5

Notes to Consolidated Condensed Financial Statements

6

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

16

ITEM 3.

Controls and Procedures

21

PART II

ITEM 1.

Legal Proceedings

22

ITEM 2.

Changes in Securities

22

ITEM 3.

Defaults Upon Senior Securities

22

ITEM 4.

Submission of Matters to a Vote of Security Holders

23

ITEM 5.

Other Information

23

ITEM 6.

Exhibits and Reports on Form 8-K

23

Signatures

24

Certifications

25

PART 1

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2004 and 2003

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

September 30, 2004 and December 31, 2003

(In U.S. dollars)

=======================================================================================

September 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------------

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

23,173

$

46,558

Accounts receivable

61,661

55,896

Investment tax credits receivable

19,421

174,436

Contracts-in-process

–

203,617

Prepaid expenses

26,123

6,812

----------------------------------------------------------------------------------------------------------------------------------------------------

130,378

487,319

Property and equipment

18,672

21,319

---------------------------------------------------------------------------------------------------------------------------------------------------------

$

149,050

$

508,638

=======================================================================================

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 5)

$

113,320

$

92,890

Accrued liabilities (note 7)

169,060

230,088

Promissory notes and other obligations payable (note 6)

–

75,209

Promissory note payable to related party (note 7)

435,320

423,602

Deferred revenue

–

307,176

----------------------------------------------------------------------------------------------------------------------------------------------------

717,700

1,128,965

Stockholders’ deficiency (note 9):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 17,281,173 shares at September 30,

   2004 and 15,190,946 shares at December 31, 2003

17,281

15,191

Share subscriptions received

35,000

69,450

Additional paid-in capital

2,190,572

1,394,350

Accumulated other comprehensive loss

(155,480)

(143,184)

Deficit

(2,656,023)

(1,956,134)

----------------------------------------------------------------------------------------------------------------------------------------------------

(568,650)

(620,327)

Basis of presentation (note 2(a))

Guarantees (note 12)

Subsequent events (note 15)

---------------------------------------------------------------------------------------------------------------------------------------------------------

$

149,050

$

508,638

=======================================================================================

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three and nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2004

2003

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------------

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues:

Products

$

-

$

-

$

162,438

$

90,477

Services

53,920

-

361,326

23,674

----------------------------------------------------------------------------------------------------------------------------------------------------

53,920

-

523,764

114,151

Cost of revenues:

Cost of products

-

-

96,417

45,958

Cost of services

15,467

-

150,026

1,321

----------------------------------------------------------------------------------------------------------------------------------------------------

15,467

-

246,443

47,279

---------------------------------------------------------------------------------------------------------------------------------------------------------

Gross profit

38,453

-

277,321

66,872

Expenses:

General and administrative (note 5)

75,852

60,631

256,316

162,961

Research and development (note 10)

56,864

64,372

355,796

114,829

Sales and marketing

80,163

28,902

199,879

104,791

Depreciation of property and equipment

3,973

2,924

11,617

21,777

----------------------------------------------------------------------------------------------------------------------------------------------------

216,852

156,829

823,608

404,358

---------------------------------------------------------------------------------------------------------------------------------------------------------

(178,399)

(156,829)

(546,287)

(337,486)

Other income (expenses):

Interest income

344

3

4,243

2,116

Interest expense

(1,113)

(10,784)

(5,174)

(47,326)

Loss on extinguishment of debt (note 6(b))

(147,050)

-

(147,050)

-

Foreign exchange gain (loss)

(1,939)

461

(5,621)

53,188

----------------------------------------------------------------------------------------------------------------------------------------------------

(149,758)

(10,320)

(153,602)

7,978

---------------------------------------------------------------------------------------------------------------------------------------------------------

Net loss

$

(328,157)

$

(167,149)

$

(699,889)

$

(329,508)

=======================================================================================

Loss per common share - basic and diluted\

   (note 11)

$

0.02

$

0.01

$

0.05

$

0.03

=======================================================================================

Weighted-average common shares

   outstanding

16,054,301

12,922,859

15,481,893

12,922,859

=======================================================================================

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

Nine months

Nine months

ended

ended

September 30,

September 30,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------------

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$

(699,889)

$

(329,508)

Items not involving cash:

Depreciation of property and equipment

11,617

21,777

Interest expense

4,928

44,362

Compensation expense

139,465

–

Consulting fees

13,050

–

Loss on extinguishment of debt (note 6(b)

147,050

–

Change in non-cash operating working capital

(16,179)

55,928

----------------------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities

(399,958)

(207,441)

Cash flows from investing activities:

Purchase of property and equipment

(8,586)

(15,053)

Cash flows from financing activities:

Proceeds from promissory notes and other

   obligations payable

30,000

–

Payments of promissory notes and other
obligations payable

(33,209)

(614)

Proceeds from promissory note

payable to related party

–

14,860

Payments of promissory note

   payable to related party

–

(5,285)

Repayment of capital lease obligation

–

(5,313)

Share issuance costs

(33,168)

–

Share subscriptions received

422,500

–

----------------------------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities

386,123

3,648

Effects of exchange rates on cash and cash equivalents

(964)

(64,881)

---------------------------------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents

(23,385)

(283,727)

Cash and cash equivalents, beginning of period

46,558

267,986

---------------------------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents (overdraft), end of period

$

23,173

$

(15,741)

=======================================================================================

Supplemental cash flow information:

Interest paid

  $

 246

$

2,964

=======================================================================================

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Nine months ended September 30, 2004 and 2003

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

The condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2004.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the six months ended December 31, 2003.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $587,322 as at September 30, 2004 and has incurred a loss of $699,889 for the nine months then ended.  As of September 30, 2004, the Company has an accumulated deficit of $2,656,023 which results in a stockholders’ deficiency of $568,650.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory note payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  The consolidated condensed statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products and the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

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

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

2.

Summary of significant accounting policies (continued):

(c)

Revenue recognition:

The Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the consolidated condensed balance sheet as deferred revenue.  Labor costs associated with a contract that has not been recognized as revenue are capitalized in the consolidated condensed balance sheet as contracts-in-process.  A provision for contract losses is recognized as soon as the losses become evident.

(d)

Stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock- Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

2.

Summary of significant accounting policies (continued):

(d)

Stock-based compensation:

The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in each period.

=================================================================================

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30

September 30,

September 30,

2004

2003

2004

2003

----------------------------------------------------------------------------------------------------------------------------------------------

Net loss, as reported

$

(328,157)

$

(167,149)

$

(699,889)

$

(329,508)

Add (deduct) stock-based employee

   compensation expense included

   in reported net loss

(35,614)

–

139,465

–

Deduct total stock-based employee

   compensation expense

   determined under fair

   value-based method for all

   awards

(199,478)

–

(225,687)

–

----------------------------------------------------------------------------------------------------------------------------------------------

Pro forma net loss

$

(563,249)

$

(167,149)

$

(786,111)

$

(329,508)

=================================================================================

Earnings per share:

Basic and diluted – as

   reported

$

0.02

$

0.01

$

0.05

$

0.03

Basic and diluted – pro forma

0.04

0.01

0.05

0.03

=================================================================================

3.

Reverse acquisition:

Effective October 1, 2003, the Company acquired 100% of the issued and outstanding shares of DataJungle Ltd.  This transaction was treated as a recapitalization of DataJungle Software Inc. by DataJungle Ltd., effectively as if DataJungle Ltd. had issued shares for consideration equal to the net monetary assets of DataJungle Software Inc.

Under reverse acquisition accounting, the consolidated condensed financial statements of the entity are considered a continuation of the financial statements of DataJungle Ltd.  As such, the net assets of DataJungle Ltd. remained at their carrying value and the net assets of DataJungle Software Inc., which only included cash and nominal liabilities, have been recorded at their fair value.  In addition, the comparative figures reflect the results of operations of DataJungle Ltd. for the three and nine months ended September 30, 2003.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

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

====================================================================================

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2004

2003

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Net loss

$

(328,157)

$

(167,149)

$

(699,889)

$

(329,508)

Other comprehensive loss:

Currency translation adjustment

(30,619)

(2,064)

(12,296)

(121,645)

---------------------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss

$

(358,776)

$

(169,213)

$

(712,185)

$

(451,153)

====================================================================================

5.

Related parties transactions:

Included in accounts payable is $23,779 due to a corporation controlled by an officer and director of the Company for consulting services.  For the nine months ended September 30, 2004, $23,779 (nine months ended September 30, 2003 - $Nil) has been included in general and administrative expenses.

6.

Promissory notes and other obligations payable:

====================================================================================

September 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Repayable contribution to the Government of Canada,

   payable on demand, unsecured (note 6(a))

$

–

$

33,209

Promissory note, payable on demand, bearing interest at 12%

   per annum (note 6(b))

–

42,000

---------------------------------------------------------------------------------------------------------------------------------------------------

$

–

$

75,209

====================================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

6.

Promissory notes and other obligations payable (continued):

Additional terms and conditions related to the promissory notes and other obligations payable are as follows:

(a)

The Company received assistance for certain of its operating costs from the Government of Canada in the form of a repayable, non-interest bearing contribution.  Originally, the repayable contribution to the Government of Canada was repayable in five equal annual instalments commencing July 1, 2004.  However, in January 2003, the Company breached a condition of the agreement with the Government of Canada which required the Company to be located in the Province of Quebec.  As a result of this breach, the Government of Canada had the right to charge interest on the amount outstanding and require that the Company provide security and to demand immediate repayment.  As a consequence, the Company accrued interest on the amount outstanding at rates prescribed by the Government of Canada (ranging from 5.25% to 6.5% per annum) and classified the repayable contribution as a current liability.  This obligation together with accrued interest was repaid in March, 2004.

(b)

In February, 2004, the Company received an additional $30,000 pursuant to this promissory note.  In August, 2004, the Company issued 257,983 shares of common stock at $0.87 per share (note 9(b)) in exchange for the $72,000 advanced under the promissory note and accrued interest of $5,395.  The Company incurred a loss of $147,050 on the extinguishment of this debt.

7.

Promissory note payable to related party:

====================================================================================

September 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

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

$

435,320

$

423,602

====================================================================================

Additional terms and conditions related to the promissory note payable to related party are as follows:

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

7.

Promissory note payable to related party (continued):

outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $77,041 (December 31, 2003 – $74,967) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,009,302 common shares of the Company.  On December 15, 2003, the lender advanced an additional $34,286 under the terms of the promissory note as amended which may be converted, at the lender’s option, into 300,000 common shares of the Company.

8.

Stock option plan:

Under the Company’s Stock Option Plan (the “Plan”) up to 5,000,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant unless otherwise approved by the Board of Directors, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At September 30, 2004, there were 1,897,548 additional shares available for grant under the Plan.

The per share weighted-average fair value of stock options granted under the Plan during the three months ended September 30, 2004 was $0.88 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.99%, volatility rate of 137%, and an expected life of 6.5 years.

As a result of modifications to stock options in prior years, the Company is required to account for modified options using variable accounting as prescribed by APB 25.  For the three months ended September 30, 2004, non-cash compensation expense (recovery) of $(27,852), $(15,008) and $7,246 has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the three months ended September 30, 2003, no non-cash compensation charge was recorded as the intrinsic value of the options was $Nil.  For the nine months ended September 30, 2004, non-cash compensation expense of $96,643, $24,929 and $15,954 has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the nine months ended September 30, 2003, no non-cash compensation charge was recorded as the intrinsic value of the options was $Nil.

For the nine months ended September 30, 2004, non-cash compensation expense of $1,939 (nine months ended September 30, 2003 - $Nil) has been included in general and administrative expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.  For the three months ended September 30, 2004 and 2003, no non-cash compensation expense was recorded with respect to stock options granted to non-employees and modification of options issued to non-employees.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

9.

Stockholders’ deficiency:

During the three months ended September 30, 2004, the Company entered into the following common stock transactions.

(a)

The Company received $175,000 from investors pursuant to subscription agreements to purchase 583,336 shares of common stock at $0.30 per share.  Share issuance costs of $41,692 were incurred and recorded as a debit to additional paid-in capital.

(b)

The Company issued 2,090,227 shares of common stock as follows:

====================================================================================

Number of

Paid-in

Additional

Total

shares

capital

paid-in capital

---------------------------------------------------------------------------------------------------------------------------------------------------

Pursuant to subscription agreements

   at $0.30 per share

1,523,169

$

1,523

$

455,427

$

456,950

For consulting services at $0.87 per share

15,000

15

13,035

13,050

For financing fees at $0.87 per share

294,075

294

255,551

255,845

At $0.87 per share in exchange for

   $77,395 of promissory notes

   (including accrued interest of $5,395).

   The Company incurred a loss of

   $147,050 on the extinguishment of

   this debt.

  257,983

258

224,187

224,445

---------------------------------------------------------------------------------------------------------------------------------------------------

Total

2,090,227

$

2,090

$

948,200

$

950,290

====================================================================================

During the nine months ended September 30, 2004, the Company entered into the following common stock transactions.

(a)

The Company received $422,500 from investors pursuant to subscription agreements to purchase 1,408,336 shares of common stock at $0.30 per share.  Shares in respect of $387,500 have been issued in the three months ended September 30, 2004.  Share issuance costs of $291,443 were incurred and recorded as a debit to additional paid-in capital.

(b)

The Company issued 2,090,227 shares of common stock in August 2004 as described in note 9(b).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

10.

Research and development:

====================================================================================

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2004

2003

2004

2003

----------------------===------------------------------------------------------------------------------------------------------------------------

Costs incurred

$

63,449

$

65,699

$

373,072

$

177,140

Investment tax credits

(6,585)

(1,327)

(17,276)

(62,311)

---------------------------------------------------------------------------------------------------------------------------------------------------

$

56,864

$

64,372

$

355,796

$

114,829

====================================================================================

11.

Net loss per share:

As the Company incurred a net loss during the three and nine months ended September 30, 2004 and 2003, the loss per common share is based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

====================================================================================

Nine months

Nine months

ended

ended

September 30,

September 30,

Number of shares issued upon:

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Exercise of options to purchase common stock

3,102,452

1,398,075

Conversion of promissory notes

4,309,302

9,241,999

====================================================================================

12.

Guarantees:

The Company has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.  The Company has the following guarantees which are subject to the disclosure requirements of FIN 45.

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of September 30, 2004 and December 31, 2003.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

=======================================================================================

13.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

====================================================================================

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2004

2003

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

United States

$

53,920

$

-

$

513,888

$

114,151

Asia

-

-

9,876

-

====================================================================================

The Company’s assets are located as follows:

====================================================================================

September 30,

December 31,

2004

2003

---------------------------------------------------------------------------------------------------------------------------------------------------

Canada

$

110,873

$

486,963

United States

38,177

21,675

====================================================================================

14.

Economic dependence:

Four of the Company’s customers account for 98% of revenue for the nine months ended September 30, 2004 (September 30, 2003 – three customers account for 100%).

15.

Subsequent events:

Subsequent to September 30, 2004, the Company issued 12% demand promissory notes in exchange for cash consideration of $60,000.  In November, 2004, the Company repaid $46,000 of these notes together with accrued interest.

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

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the six months ended December 31, 2003.

 (a) Revenue recognition:

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

(b)

Stock-based compensation:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock- Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended.

Results of Operations

For the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003

Revenue:  The Company uses the completed contract method of recognizing revenue.  Consequently, revenue is recognized in the period when all substantial obligations under the terms and conditions of a contract are completed.  Revenues for the three months ended September 30, 2004 were $54,000 compared to $Nil for the three months ended September 30, 2003.  In the three months ended September 30, 2004, the Company completed one contract for services.

Gross margin:  Gross margin for the three months ended September 30, 2004 was $38,000 (70% of revenue) compared to $Nil for the three months ended September 30, 2003.

General and administrative expenses:  General and administrative expenses for the three months ended September 30, 2004 were $76,000 compared to $61,000 for the three months ended September 30, 2003.  The three months ended September 30, 2004 included a recovery of $15,000 in stock related compensation expense resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting ($Nil for the three months ended September 30, 2003).  This net reduction was due to a decrease in the price of Company common stock from $0.90 per share on June 30, 2004 to $0.80 on September 30, 2004.  In addition, the three months ended September 30, 2004 included increases in compensation related costs of $7,000, consulting fees of $13,000, travel of $14,000 and other expenses of $3,000 offset by a decrease in professional fees of $7,000.

Sales and marketing expenses:  Sales and marketing expenses were $80,000 for the three months ended September 30, 2004 compared to $29,000 for the three months ended September 30, 2003.  The three months ended September 30, 2004 included a $34,000 increase in compensation related costs due to hiring of two full-time sales representatives, $7,000 in stock related compensation expense ($Nil for the three months ended September 30, 2003) and an increase in travel and other costs of $11,000.

Research and development expenses:  Research and development expenses were $57,000 for the three months ended September 30, 2004 compared to $64,000 for the three months ended September 30, 2003.  The three months ended September 30, 2004 included a recovery of $28,000 in stock related compensation expense resulting from a net reduction in the intrinsic value of certain options accounted for using variable accounting ($Nil for the three months ended September 30, 2003).  This net reduction was due to a decrease in the price of Company common stock from $0.90 per share on June 30, 2004 to $0.80 on September 30, 2004.  In addition, the three months ended September 30, 2004 included increases of $5,000 in Canadian investment tax credits and $14,000 in amounts transferred to cost of sales resulting in a decrease in net research and development costs for the quarter.  In 2003, research and development employees were more focused on sales commitments rather than research and development activities.

Depreciation:

Depreciation increased from $3,000 for the three months ended September 30, 2003 to $4,000 for the three months ended September 30, 2004.

Interest expense:

Interest expense decreased from $11,000 for the three months ended September 30, 2003 to $1,000 for the three months ended September 30, 2004 as a result of decreases in interest bearing obligations that were converted to common shares in 2003.

Foreign exchange:

The three months ended September 30, 2003 included a foreign exchange gain of $500.  The three months ended September 30, 2004 included foreign exchange expense of $2,000.

Net loss:

Net loss was $328,000 ($0.02 per share) for the three months ended September 30, 2004 compared to $167,000 ($0.01 per share) for the three months ended September 30, 2003.  The loss for the three months ended September 30, 2004 included a net recovery of $36,000 in stock related compensation expenses due to the above mentioned reductions in the intrinsic value of certain options accounted for using variable accounting ($Nil for the three months ended September 30, 2003) and a loss of $147,000 on the extinguishment of debt.  The loss on extinguishment of debt resulted from the issuance of 257,983 shares of common stock at $0.87 per share in exchange for $72,000 advanced under a promissory note and related accrued interest of $5,000.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

For the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003

Revenue:

The Company uses the completed contract method of recognizing revenue.  Consequently, revenue is recognized in the period when all substantial obligations under the terms and conditions of a contract are completed.  Revenues for the nine months ended September 30, 2004 were $524,000 compared to $114,000 for the nine months ended September 30, 2003.  In the nine months ended September 30, 2004, the Company completed four contracts for products for $162,000 and two contracts for services for $361,000.  In the nine months ended September 30, 2003, the Company completed two contracts for products for $90,000 and one contract for services for $24,000.

Gross margin:  Gross margin for the nine months ended September 30, 2004 was $277,000 (53% of revenue) compared to $67,000 (59% of revenue) for the nine months ended September 30, 2003.  The margin as a percentage of revenue for the nine months ended September 30, 2003 was higher as the contract for services completed during that quarter required minimal labor to deliver.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2004 were $256,000 compared to $163,000 for the nine months ended September 30, 2003.  The nine months ended September 30, 2004 included $27,000 in stock related compensation expense ($Nil for the nine months ended September 30, 2003).  The $27,000 in stock related compensation expense included $42,000 for the six months ended June 30, 2004 offset by a recovery of $15,000 for the three months ended September 30, 2004.  The recovery was due to the impact of a decrease in the price of Company common stock from $0.90 per share on June 30, 2004 to $0.80 on September 30, 2004 on certain options accounted for using variable accounting.  In addition, the nine months ended September 30, 2004 included increases in professional service fees of $4,000, consulting fees of $43,000, travel and other costs of $23,000 offset by a decrease in staffing costs of $4,000.  Included in consulting fees for the nine months ended September 30, 2004 is $24,000 for services rendered by a corporation controlled by an officer and director of the Company.

Sales and marketing expenses:  Sales and marketing expenses were $200,000 for the nine months ended September 30, 2004 compared to $105,000 for the nine months ended September 30, 2003.  The nine months ended September 30, 2004 included an increase of $75,000 in compensation related costs due to hiring of two full-time sales representatives, $16,000 in stock related compensation expense ($Nil for the nine months ended September 30, 2003) and an increase in other costs of $14,000 offset by a reduction in advertising of $10,000.

Research and development expenses:  Research and development expenses were $356,000 for the nine months ended September 30, 2004 compared to $115,000 for the nine months ended September 30, 2003.  The nine months ended September 30, 2004 included $97,000 in stock related compensation expense ($Nil for the nine months ended September 30, 2003).  The $97,000 in stock related compensation expense included $125,000 for the six months ended June 30, 2004 offset by a recovery of $28,000 for the three months ended September 30, 2004.  The recovery was due to the impact of a decrease in the price of Company common stock from $0.90 per share on June 30, 2004 to $0.80 on September 30, 2004 on certain options accounted for using variable accounting.  In addition, the nine months ended September 30, 2004 included a decrease of $35,000 in compensation related expenses due to a decrease in staffing and a reduction of $45,000 in Canadian investment tax credits available.  In 2003, research and development staff were more focused on sales commitments rather than research and development activities.

Depreciation:  Depreciation declined from $22,000 for the nine months ended September 30, 2003 to $12,000 for the nine months ended September 30, 2004.

Interest expense:  Interest expense decreased from $47,000 for the nine months ended September 30, 2003 to $5,000 for the nine months ended September 30, 2004 as a result of a decrease of approximately $475,000 in interest bearing obligations that were converted to common shares in October, 2003.

Foreign exchange:  The nine months ended September 30, 2003 included a foreign exchange gain of $53,000 due to a significant reduction in the U.S. dollar compared to the Canadian dollar.  The nine months ended September 30, 2004 included foreign exchange expense of $6,000 due to a small change in the exchange rate between the U.S. and Canadian dollars from December 31, 2003 to September 30, 2004.

Net loss:

Net loss was $700,000 ($0.05 per share) for the nine months ended September 30, 2004 compared to $330,000 ($0.03 per share) for the nine months ended September 30, 2003.  The loss for the nine months ended September 30, 2004 included $139,000 in stock related compensation expenses ($Nil for the nine months ended September 30, 2003) and a loss of $147,000 on the extinguishment of debt.  The loss on extinguishment of debt resulted from the issuance of 257,983 shares of common stock at $0.87 per share in exchange for $72,000 advanced under a promissory note and related accrued interest of $5,000.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Financial Condition and Liquidity

General:  At September 30, 2004 working capital was a negative $587,000 compared to negative working capital of $642,000 at December 31, 2003.  This decrease in deficiency in working capital occurred primarily as a result of decreases in Canadian investment tax credits receivable and contracts-in-process offset by decreases in accrued liabilities and deferred revenue.  The Company had $23,000 in cash at September 30, 2004 compared to $47,000 at December 31, 2003.

During the period from October 1, 2004 to November 5, 2004, the Company issued 12% demand promissory notes in exchange for cash consideration of $60,000.  In November, 2004, the Company repaid $46,000 of these notes together with accrued interest.  The net resources raised are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and the ability to operate on a profitable basis.  The Company cannot be certain that sufficient resources will be available or that, if available, resources can be obtained on terms favorable to the Company.

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

Net cash used in operating activities:  During the nine months ended September 30, 2004, the Company used $400,000 in cash in operations compared to a use of cash in operations of $207,000 for the nine months ended September 30, 2003.  The use of cash in operations for the nine months ended September 30, 2004 resulted from a loss of $700,000 for the period offset by non-cash stock related compensation expense of $139,000, non-cash consulting fees of $13,000, depreciation of $12,000, non-cash interest expense of $5,000 and a $147,000 loss on extinguishment of debt offset by a net change in non-cash working capital of $16,000.  The use of cash for the nine months ended September 30, 2003 resulted from a loss of $330,000 partially offset by a net change in non-cash working capital of $56,000, depreciation expense of $22,000 and non-cash interest expense of $44,000.

Net cash used in investing activities:  During the nine months ended September 30, 2004, the Company purchased property and equipment of $9,000 compared to purchases of $15,000 for the nine month period ended September 30, 2003.

Net cash provided by financing activities:  During the nine months ended September 30, 2004, the Company raised $30,000 by issuing 12% promissory notes and $423,000 from subscriptions to purchase 1,408,336 shares of common stock at $0.30 per share offset by $33,000 in share related issuance costs.  During that period, the Company repaid $33,000 of promissory notes and other obligations payable including accrued interest pursuant to an obligation owing to the Government of Canada.

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

In connection with the review of the Company's consolidated financial statements for the three months period ended September 30, 2004, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  These consist of, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  This evaluation was performed under the supervision and with the participation of the Company's management, including the President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer.  Based upon that evaluation, our President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer have concluded that the Company's controls and procedures were not effective as of the end of the period covered by this Quarterly Report due to inadequate supervision and segregation of duties.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

During the nine months ended September 30, 2004, the Company issued the following:

*

$422,500 in subscriptions to purchase 1,408,336 shares of its common stock at $0.30 per share.

*

$30,000 of 12% promissory notes

*

Issued 1,523,169 shares of common stock pursuant to subscription agreements at $0.30 per share

*

Issued 15,000 shares of common stock at $0.87 per share for consulting services

*

Issued 294,075 shares of common stock at $0.87 for financing fees

*

`Issued 257,983 shares of common stock at $0.87 per share in satisfaction of $77,395 of debt and accrued interest.  The Company incurred a loss of $147,050 on this transaction

*

225,000 stock purchase options to employees to purchase 225,000 common shares at exercise prices ranging from $0.60 to $0.65 expiring at various dates to July 1, 2012

*

2,400,000 stock purchase options to officers and directors to purchase 2,400,000 common shares at an exercise price of $0.51 and expiring at various dates to June 14, 2012

During the three months ended September 30, 2004, the Company issued the following:

*

$175,000 in subscriptions to purchase 583,336 shares of its common stock at $0.30 per share

*

Issued 1,523,169 shares of common stock pursuant to subscription agreements at $0.30 per share

*

Issued 15,000 shares of common stock at $0.87 per share for consulting services

*

Issued 294,075 shares of common stock at $0.87 for financing fees

*

Issued 257,983 shares of common stock at $0.87 per share in satisfaction of $77,395 of debt and accrued interest.  The Company incurred a loss of $147,050 on this transaction

*

15,000 stock purchase options to employees to purchase 15,000 common shares at an exercise price of $0.60 and expiring at various dates to December 31, 2011

During the period from October 1, 2004 to November 5, 2004, the Company issued the following:

*

12% demand promissory in exchange for cash consideration of $60,000.  In November, 2004, the Company repaid $46,000 of these promissory notes together with accrued interest.

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

Dated: November 12, 2004.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: November 12, 2004.

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  November 12, 2004