Form 10QSB/A
period 2004-09-30
DATAJUNGLE SOFTWARE INC
filed 2004-11-24
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB/A

(Amendment No. 1)

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

Dated: November 24, 2004.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: November 24, 2004.

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  November 24, 2004

24