Form 10KSB
period 2004-12-31
DATAJUNGLE SOFTWARE INC
filed 2005-03-31
CIK 81350

OMB APPROVAL
OMB Number: 3235-0420
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

or

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

DATAJUNGLE SOFTWARE INC.

(Name of small business issuer in its charter)

NEVADA	001-05996	91-0835748
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

1 Hines Road, Suite 202, Ottawa, Ontario, Canada	K2K 3C7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  613-254-7246

Securities registered under Section 12(b) of the Exchange Act:   none

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer’s revenues for its most recent fiscal period.  $601,128

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average between the closing bid ($0.40) and asked ($0.47) price of the issuer’s Common Stock as of March 29, 2005, was $4,362,173, based upon the average between the closing bid and asked price ($0.435) multiplied by the 10,027,983 shares of the issuer’s Common Stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 21, 2005: 17,281,173.

DOCUMENTS INCORPORATED BY REFERENCE:  See Item 13, Exhibits, page 30.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (8-04)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DATAJUNGLE SOFTWARE INC.

Form 10-KSB

December 31, 2004

Table of Contents

Page No.

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

14

Item 3.

Legal Proceedings.

14

Item 4.

Submission of Matters to a Vote of Security Holders.

15

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters.

15

Item 6.

Management's Discussion and Analysis or Plan of Operation.

17

Item 7.

Financial Statements.

23

Item 8.

Changes in and Disagreement With Accountants on Accounting and

Financial Disclosure.

23

Item 8A.

Controls and Procedures

23

Item 8B.

Other Information

24

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

24

Item 10.

Executive Compensation.

27

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters.

28

Item 12.

Certain Relationships and Related Transactions.

30

Item 13.

Exhibits and Reports on Form 8-K

30

Item 14.

Principal Accountant Fees and Services

30

Financials

32-58

Signatures

59

PART I

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

•

trends affecting our financial condition or results of operations for our limited history;

•

our business and growth strategies;

•

our technology;

•

the Internet; and

•

our financing plans.

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results most likely will differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•

our limited operating history;

•

our level of sales to date;

•

our future requirements for additional capital funding;

•

the failure of our technology and products to perform as specified;

•

the discontinuance of growth in the use of the Internet;

•

the enactment of new adverse government regulations; and

•

the development of better technology and products by others.

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

Item 1.  Description of Business.

Summary

DataJungle Software Inc. (“DataJungle”) designs, develops and markets web-based enterprise class business intelligence reporting and collaboration solutions.  Our software translates raw operational business data into views consisting of interactive tables, charts and maps that can be defined and personalized by each user.  This software has been built to leverage XML web services and vector graphics based delivery formats to extend the value of leading business intelligence software products and relational database server infrastructure.

DataJungle operates through a wholly owned Canadian subsidiary located in Ottawa, Ontario, Canada.

Our Products

DataJungle has three main products:

DataJungle Matrix

•

This product includes dash-boarding, analysis and report authoring and management functions enabling users to create personalized views of data without the need to have significant involvement from IT staff or specialized report authors.

•

A user can create any number of dash-board like views focused on the key business metrics of importance to that user.  The user can also drill down into any view and explore the underlying data.

•

An individual user can also author interactive reports from the source data and embed these reports into any web page or port them to other dash-boards or portals.

DataJungle Annotator

•

This product extends the functionality of leading business intelligence software products by adding annotation, collaboration and alerting capabilities.

•

A user can add comments and create discussion threads in text or recorded in audio and attach these to specific views or cells.  The user can save this information for personal use or share it with other colleagues who have access to the same data sets.

DataJungle Reporter

•

This is the generic name for applications that can be assembled from DataJungle’s library of pre-built reporter components to the specific requirements of a customer.  This solution is appropriate where the customer requires a high degree of customization related to analysis and reporting of business information.

•

Reporter components include intelligent and interactive chart styles, statistical analysis, alerts and thresholds.

Our Markets

DataJungle targets the business intelligence software market and the business data market with the same core technology and products.  The key attributes of each of these markets is as follows:

Business Intelligence Software Market

•

This market includes a variety of tools and applications focused on helping knowledge workers and business managers to access and analyze key business data and performance metrics.  The intention of these products is primarily to help companies make better and faster business decisions.

•

Existing products in this market provide powerful server technology but are limited in flexibility, user functionality and interactivity.  They also provide little or no integration between the different types of application servers.

•

The emergence of XML web services has allowed the leading vendors in this market to open their products permitting other parties such as DataJungle to extend the functionality of these products and integrate with them.

Business Data Market

•

This market includes companies that are in the business of selling industry and market research data.  These vendors typically do not provide software reporting tools to allow users of the data to extract the full value of the data.

•

The vendors in the business intelligence software market described above have products that are either too complex or inflexible for the typical user of the data.

•

The vendors in the business data market have not been able to develop commercial quality software and many continue to deliver data in raw format, paper reports or in basic electronic formats.  DataJungle can provide the interactivity and flexibility required for these users.

Our Market Positioning

•

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

Direct Sales

•

The Direct Sales approach entails our management and sales representatives making contacts within the organizations of target customers to present the benefits and competitive advantages of our products and services. Leads to such presentations are generated primarily through existing contacts of management and our sales representatives.

Channel Sales

•

DataJungle has entered into reseller agreements with a leading provider of data to the automotive sector and a leading provider of business intelligence software products.  These agreements have resulted in a DataJungle Reporter solution being deployed to one of the large U.S. automotive manufacturers and a number of Reporter objects being deployed to other large U.S. based companies.

•

DataJungle has entered into a number of other reseller agreements and is continuing efforts to identify other partners or resellers.

The territory where most potential clients reside is expected to be in the U.S.  In addition to the resellers described above, three individuals within the company are focused entirely on sales and marketing efforts.

We anticipate that the main expense factors for continuing marketing efforts will be for:

•

Additional personnel

•

Direct marketing to potential customers

•

Participation in trade shows

•

Travel and living expense

•

Preparation of collateral material to support sales and distribution efforts

•

Training and support of resellers

For more information, please see "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

Our Competition

Although DataJungle products are not intended to directly compete with the products offered by vendors in the business intelligence software market or the business data market, our products do overlap to some extent with products and service offered by these vendors.  Some of these vendors have considerable more resources than DataJungle and may be developing capabilities competitive with DataJungle.  In addition, we cannot assure that competitive products do not currently exist or will not be developed or that our products will be saleable in the marketplace on a profitable basis.

Economic Dependence

For the year ended December 31, 2004, four customers accounted for 93% of our revenues.  A small customer base is expected to account for a significant portion of our revenues until our products receive wider market recognition through efforts of our sales representatives and resellers.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities prior to the recovery of related tax credits from various levels of government:

    Twelve Months

      Six Months

December 31, 2004

December 31, 2003

$401,421

$410,610

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation; Plan of Operations."

Intellectual Property Protection

We rely on trade secrets, reseller agreements and confidentiality agreements. We claim copyright in specific software products and various elements of the core technology.  In addition, we claim the rights to certain trade names and trademarks.   However, we have not registered trademarks, patents or copyrights in any jurisdiction to cover specific products described herein or any of the core technology.  We believe, but we cannot assure, that our technology and its implementation may be eligible for patent protection.

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

Employees

As of March 21, 2005, DataJungle had 13 personnel, including 5 executive officers (2 responsible for sales and marketing, 1 in product development and 2 in administration), 5 software developers and programmers, 1 in sales field support and 2 in direct sales. All of our personnel, with the exception of a sales consultant located in Detroit, are located in Ottawa, Canada. In addition, we engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions as required.

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

We incurred a net loss of $881,466 and negative cash flow from operations of $601,847 during the year ended December 31, 2004.  During the six months ended December 31, 2003, we incurred a net loss of $748,305 and negative cash flow from operations of $249,639.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to possibly increase from current levels as we increase expenditures for:

•

sales and marketing;

•

technology;

•

research and development; and

•

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

The market for business intelligence products and services is intensely competitive and we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar in some aspects to our products and services.  Our competitors may develop new technologies in the future that are perceived as more effective or cost efficient than the technologies developed by us.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology.  The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We depend upon a combination of copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have not registered trademarks, copyrights or patents in any jurisdiction.  Although we have taken certain steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing copyright laws and the other steps that we have taken offer only limited protection.  Moreover, the laws of other countries in which we plan to market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

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

•

new technology or products introduced by us or by our competitors;

•

the timing and uncertainty of sales cycles and any seasonal declines in sales;

•

our success in marketing and market acceptance of our products and services by our existing customers and by new customers;

•

a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

•

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

There are certain risks inherent in doing business on an international level, such as:

•

unexpected changes in regulatory requirements, export and import restrictions;

•

legal uncertainty regarding liability and compliance with foreign laws;

•

competition with foreign companies or other domestic companies entering into the foreign markets in which we operate;

•

tariffs and other trade barriers and restrictions;

•

difficulties in staffing and managing foreign operations;

•

longer sales and payment cycles;

•

problems in collecting accounts receivable;

•

political instability;

•

fluctuations in currency exchange rates;

•

software piracy;

•

seasonal reductions in business activity; and

•

potentially adverse tax consequences.

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

•

our quarterly results of operations;

•

the variance between our actual quarterly results of operations and predictions by stock analysts;

•

financial predictions and recommendations by stock analysts concerning technology companies and companies competing in our market in general, and concerning us in particular;

•

public announcements of technical innovations relating to our business, new products or technology by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

•

public reports concerning our products or technology or those of our competitors; and

•

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

Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol of DJSW.  Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Small Cap Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

•

investors may have difficulty buying and selling or obtaining market quotations;

•

market visibility for our common stock may be limited; and

•

a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Shares issuable upon the exercise of options, exercise of stock purchase warrants and the conversion of convertible debentures or under anti-dilution provisions in certain agreements could dilute stock holdings and adversely affect our stock price.

We have issued options and may issue additional options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 21, 2005 we have outstanding options to purchase a total of 3,178,452 shares of our common stock.  Of these options, 2,978,452 have exercise prices below the recent market price of $0.55 per share (as of March 21, 2005).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plan has 1,821,548 shares remaining for issuance as of March 21, 2005.  Future options issued under the plan may have further dilutive effects.

A holder of a promissory note has the option of converting outstanding principal plus interest thereon into 4,309,302 shares of our common stock based on a rate of one common share for each $0.15 CAD of debt converted.  Any such conversion would have a dilutive effect on stockholders.

We have issued 3,200,000 stock purchase warrants pursuant to consulting agreements which allow the holders to acquire up to 3,200,000 shares of our common stock at an exercise price of $0.50 per share expiring on December 31, 2009.  Of these warrants, 1,500,000 can be cancelled by the Company if the Company cancels the related consulting agreement and has not received at least $2,000,000 in investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  Issuance of stock pursuant to these warrants would have a dilutive effect on stockholders.

Issuance of shares pursuant to the exercise of options, exercise of stock purchase warrants, anti-dilution provisions or the conversion of debentures, could lead to subsequent sales of the shares in the public market, which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

A large number of shares will be eligible for future sale and may depress our stock price.

As of March 21, 2005, we had outstanding 17,281,173 shares of common stock of which approximately 15,181,295 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our common stock is a "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission because it is selling at a price below five dollars per share.  In the future, if we are unable to list our common stock on NASDAQ or a national securities exchange, or the per share sale price is not at least $5.00, our common stock may continue to be deemed to be a "penny stock".  Penny stocks are stocks:

•

with a price of less than five dollars per share;

•

that are not traded on a recognized national securities exchange;

•

whose prices are not quoted on the NASDAQ automated quotation system ; or

•

of issuers with net tangible assets less than

o

$2,000,000 if the issuer has been in continuous operation for at least three years; or

o

$5,000,000 if in continuous operation for less than three years, or

•

of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act, and Rule 15g-2 of the Securities and Exchange Commission, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

•

to obtain information from the investor concerning his or her financial situation, investment experience and investment objectives;

•

to determine based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•

to provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination referred to immediately above; and

•

to receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them.

Our current and former executive officers, directors and major shareholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 21, 2005, our current and former executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 58 % of the outstanding common stock if they converted all debentures held by them and were eligible to exercise all of the options held by them.  These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Item 2.  Description of Properties.

Our head office is located at 1 Hines Road, Suite 202, Ottawa, Ontario, Canada, K2K 3C7. The telephone number is 613-254-7246.

Our office is leased from a non-affiliated party based on a sublease agreement for 5,692 sq. ft. of space until December 31, 2007.

Item 3.  Legal Proceedings.

We are not presently a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security holders.

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)

Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $.001 par value per share, is traded is in the over-the-counter market.  Our stock is quoted on the OTC Bulletin Board under the symbol “DJSW”.

The following table sets forth the range of high and low bid quotes of our common stock per quarter since March 28, 2003, the date that a stock symbol was obtained, as reported by the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low
2003
January 1 to March 31	0.00	0.00
April 1 to June 30	0.00	0.00
July 1 to September 30	1.01	0.00
October 1 to December 31	1.01	0.41
2004
January 1 to March 31	0.70	0.51
April 1 to June 30	0.89	0.35
July 1 to September 30	0.98	0.60
October 1 to December 31	0.82	0.46

On March 21, 2005, the closing price of our common stock was $0.55 per share.

(b)

Holders -- There were approximately 992 holders of record of our common stock as of March 21, 2005, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 21, 2005 was 17,281,173 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	3,093,452	$ 0.45	1,906,548
Total	3,093,452	$ 0.45	1,906,548

We have granted options to purchase an aggregate of 83,700 shares of our common stock to non-employees in consideration for consulting services rendered.  These options entitle the holders to purchase shares of common stock at an exercise price of $0.40 per share.  All of these were vested at December 31, 2004 and are exercisable at various dates until February 28, 2013.  These options were issued pursuant to our Share Option Plan, which was adopted by our board of directors and became effective on April 16, 2004.  The plan has not been approved by our stockholders.  The plan authorizes a committee of our board of directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 5,000,000 shares of common stock were reserved for issuance under the terms of the Share Option Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)

Sales of Unregistered Securities

During the three months ended December 31, 2004, we issued the following:

•

$242,000 of 12% promissory notes and repaid $46,000 of these promissory notes;

During the period from January 1, 2005 to March 21, 2005, we issued the following:

•

$221,000 of 12% promissory notes and repaid $58,000 of these promissory notes;

•

3,000,000 stock purchase warrants to purchase 3,000,000 common shares at an exercise price of $0.50 per share expiring on December 31, 2009 to an unrelated party pursuant to a consulting agreement for investor relations services to December 31, 2008.  1,500,000 of these warrants can be cancelled by the Company prior to July 31, 2006 if we cancel the consulting agreement and have not received at least $2,000,000 in investment from any and all sources during the period from July 1, 2004 to July 31, 2006;

•

200,000 stock purchase warrants to purchase 200,000 common shares at an exercise price of $0.50 per share expiring on December 31, 2009 to an unrelated party pursuant to a consulting agreement for investor communication and public relations services to December 31, 2005.  In addition, the Company agreed to issue 200,000 shares of common stock pursuant to this agreement;

•

85,000 stock purchase options to purchase 85,000 common shares at exercise prices between $0.43 and $0.75 expiring at various dates to January 18, 2013;

•

Received $15,000 in subscriptions to purchase 50,000 shares of common stock at $0.30 per share.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company discussed in this section.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the year ended December 31, 2004 included in this annual report.

(a) Revenue recognition

The following policy on revenue recognition was adopted in prior years and continues to be applicable in the current year:

For contracts requiring significant customization or services, the Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the balance sheet as deferred revenue.  Labor costs associated with a contract that has not been recognized as revenue are capitalized in the balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

During the year-ended December 31, 2004, the Company made its initial sales of product licenses.  As a consequence, the following policy on revenue recognition was adopted in the current year:

For sales of product licenses, the Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Transactions”, issued by the American Institute of Certified Public Accountants.  Revenue from sale of product licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue from product support contracts is recognized ratably over the life of the contract.  Revenue from services is recognized at the time such services are rendered.

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method whereby revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement.  The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

(b) Stock-based compensation

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

Plan of Operations

Due to our limited operating history, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2005.  In addition, our plans for 2005 are dependent upon obtaining additional capital and achieving our sales objectives.  Our major initiatives through December 31, 2005 are:

•

furthering the development of our products; and

•

increasing commercial sales of our products, and continuing our current marketing program.

For more information, please see “Part 1. Item 1: Description of Business; Our Products.”

Marketing Plans:

DataJungle has entered into reseller agreements with a leading provider of data to the automotive sector and a leading provider of business intelligence software products.  These agreements have resulted in a DataJungle Reporter solution being deployed to one of the large U.S. automotive manufacturers and a number of Reporter objects being deployed to other large U.S. based companies.  In addition, we have entered into reseller agreements with a number of other resellers.  Efforts to increase our customer base were increased in calendar 2004 and included the engagement of 2 sales representatives in Ottawa, Canada and a sales consultant in Detroit, Michigan.  The current focus is to expand the number of leads and to continue to identify resellers and partners in the U.S., Western Europe and Asia.

Marketing leads are being developed by direct identification of potential customers, limited amount of advertising and through trade shows, personal contacts of management and our sales representatives.  We expect to spend approximately $212,000 in 2005 on sales and marketing activities excluding travel and compensation related costs.

Our sales representatives, who are compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining the products and their benefits to potential customers.  In addition, we expect to increase staffing from 5 to 22 people in 2005, primarily additional sales representatives and support related staff.  We estimate the cost of this initiative, including travel and compensation related costs, to be $1,423,000 for the year ended December 31, 2005.

In summary, the marketing program is expected to cost approximately $1,635,000 through December 31, 2005.

Developing and Improving Our Products:

While we will direct a considerable portion of our activities and budget to marketing, we will continue developing the core functions of our products and additional products.  For more information please see “Part I. Item 1. Description of Business; Our Products.”

We will improve and further develop our products based upon responses from potential customers.  The cost associated with this development is primarily a function of the activity currently planned and thus will be subject to a high degree of control.  We estimate that the cost of this continued research and development effort will be $576,000 through December 31, 2005.  Staffing is expected to increase from 6 to 11 people in 2005.  The Company may expend additional resources on product development on a cost recovery basis through pilot projects with customers.  In addition, we expect to spend $719,000 on general and administrative expenses through December 31, 2005.  This will include an increase in staffing from 2 to 4 people in 2005.

Until such time as we generate sufficient revenues from our products and services, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

•

debt instruments, including demand notes and convertible debentures similar to those discussed below in “Liquidity and Capital Resources”;

•

private placements of common stock;

•

exercise of stock options at an average exercise price of $0.45 per share;

•

funding from potential clientele or future industry partners.

During the period from January 1, 2004 to March 21, 2005, we raised $437,500 through a private placement to issue 1,458,334 shares of common stock and $389,000 from 12% promissory notes (net of repayments of $104,000).  These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, there will be an ongoing requirement for funding as described above.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors - Requirement for Additional Capital” in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for the year ended December 31, 2004 and the six months ended December 31, 2003 and with respect to the consolidated balance sheets as at December 31, 2004 and 2003, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31, 2004	Six Months Ended December 31, 2003
Operations Data
Revenues	$601,128	$16,465
Gross margin	334,222	(911)
General and administrative	344,702	280,591
Sales and marketing	313,371	82,365
Research and development	381,494	366,011
Depreciation of property and equipment	15,967	6,682
Net loss	$ 881,466	$ 748,305

Cash Flows Data
Net cash from (used in) operations	$(601,847)	$ (249,639)
Net cash from (used in) investing activities	(8,586)	(8,371)
Net cash from financing activities	581,868	225,509
Effects of exchange rates on cash	(7,937)	(7,888)
Net increase (decrease) in cash	$ (36,502)	$ (40,389)

Balance Sheet Data
Cash	$ 10,056	$ 46,558
Accounts and investment tax credits receivable	125,968	230,332
Contracts-in-process	-	203,617
Total current assets	145,712	487,319
Property and equipment	15,181	21,319
Total assets	160,893	508,638
Accounts payable and accrued liabilities	349,980	322,978
Promissory notes and other obligations	196,000	75,209
Promissory note to related party	456,905	423,602
Deferred revenue	4,161	307,176
Total current liabilities	1,007,046	1,128,965
Stockholders’ equity (deficiency)	(846,153)	(620,327)

Results of Operations

In this section, we discuss our earnings for the periods indicated and the factors affecting them that resulted in changes from one period to the other.

Our financial statements have been prepared in accordance with U.S. GAAP and presented in U.S. dollars for purposes of this report.

The year ended December 31, 2004 compared to the six months ended December 31, 2003

Revenue:  Revenues for the year ended December 31, 2004 were $601,128 compared to $16,465 for the six months ended December 31, 2003.  In the December 31, 2004 period, the Company completed six contracts for products totaling $190,663 and two contracts for services for $410,465.  Of the total revenues of $601,128 for the year ended December 31, 2004, $307,176 had been recorded on the balance sheet of the Company as deferred revenue as at December 31, 2003 representing payments received from customers prior to that date.  For the December 31, 2003 period, the Company completed a contract for products for $14,914 and a contract for services for $1,551.  As at December 31, 2004, the Company was not completing any contracts for which revenue had not been recognized at December 31, 2004.

Gross profit:  Gross profit for the year ended December 31, 2004 was $334,222 (56% of revenue).  For the six months ended December 31, 2003, the gross profit was a loss of $911 (6% of revenue).  The two completed projects for December 31, 2003 were expected to result in minimal or no gross profit as these projects were undertaken in anticipation of additional work in the future.  The contracts completed in 2004 had gross profit ranging from 5% for a project that was expected to have minimal gross profit to 100% for a software license sale that was completed without any direct costs.

General and administrative expenses: General and administrative expenses consist primarily of personnel costs, professional fees, occupancy related costs, financing related costs (fees on debt raised and travel to meet prospective investors) and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2004 we incurred $344,702 in expenses compared to $280,591 (approximately $561,000 on an annualized basis and this number will be used for analysis purposes) during the six months ended December 31, 2003.  The decrease on an annualized basis of approximately $216,000 results primarily from the following:

•

Decrease in stock compensation costs of approximately $294,000.  In 2003, we recorded the initial intrinsic value of stock options granted in 2003 and prior years.  In 2004, the impact was minimal as our stock price did not change significantly during the year.

•

Decrease in professional fees of approximately $21,000.  In 2003, we incurred additional legal and accounting related costs due to the acquisition of our wholly owned Canadian subsidiary, DataJungle Ltd., on October 1, 2003.

•

Increase in consulting fees of approximately $68,000.  In 2004, we incurred fees for consultants to assist us with identifying potential sources of capital.  In addition, we incurred approximately $27,000 in fees in lieu of salary for services provided by a corporation controlled by an officer and director of the Company.

•

Increase in travel costs of approximately $19,000.  Additional costs were incurred in 2004 related to presentations for financing purposes.

•

Increase in personnel related costs of approximately $8,000.

Sales and marketing:  Sales and marketing expenses consist primarily of personnel costs and travel.  During the year ended December 31, 2004, we incurred $313,371 in expenses compared to $82,365 (approximately $165,000 on an annualized basis and this number will be used for analysis purposes) during the six months ended December 31, 2003.  The increase on an annualized basis of approximately $148,000 results from the following:

•

Increase in personnel related costs of approximately $121,000 resulting from hiring of two full-time sales representatives in our Ottawa, Canada office and a sales consultant in Detroit, Michigan.

•

Increase in the costs of doing demonstrations of our product, travel and other expenses of approximately $28,000 resulting from the increase in personnel.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications plus an applicable allocation of rent for space occupied by research and development personnel.  For the year ended December 31, 2004, we incurred $381,494 in expenses compared to

$366,011 (approximately $732,000 on an annualized basis and this number will be used for analysis purposes) during the six months ended December 31, 2003.  The decrease on an annualized basis of approximately $351,000 results from the following:

•

Decrease in stock compensation costs of approximately $480,000.  In 2003, we recorded the initial intrinsic value of stock options granted in 2003 and prior years.  In 2004, the impact was minimal as our stock price did not change significantly during the year.

•

Decrease in personnel related costs and consultants of approximately $26,000 due to a decrease in the number of staff in 2004 as more emphasis was put on sales and marketing efforts.

•

The above were offset by a decrease in the amount of research and development costs transferred to contracts-in-process and cost of sales due to a decrease in contracts-in-process at December 31, 2004

Amortization: Amortization expense was $15,967 during the year ended December 31, 2004 compared to $6,682 (approximately $13,000 on an annualized basis) for the six months ended December 31, 2003.

Net Loss: We incurred a loss of $881,466 ($0.06 per share) for the year ended December 31, 2004, compared to a loss of $748,305 ($0.05 per share) for the six months ended December 31, 2003.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

•

license our software applications to a sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2004, we had negative working capital of $861,334, compared to negative working capital of $641,646 at December 31, 2003. This decrease in working capital occurred primarily as a result of a decrease in accounts receivable and investment tax credits receivable of $104,364, decrease in deferred revenue net of a decrease in contracts-in-process of $99,398 offset by increase in promissory notes and other obligations payable of $120,791.  We had $10,056 of cash on hand at December 31, 2004 compared to $46,558 at December 31, 2003.

During the period from January 1, 2005 to March 21, 2005, we raised $15,000 from subscriptions to purchase common shares at $0.30 per share plus $163,000 pursuant to 12% promissory notes (net of repayments of $58,000).  These resources are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net Cash Flow from Operations:  During the year ended December 31, 2004, we used $601,847 in operations, compared to using $249,639 during the six months ended December 31, 2003.  The use of cash in operations during the year ended December 31, 2004 resulted primarily from a net loss of $881,466 which was partially offset by depreciation of $15,967, non-cash interest expense of $7,002, non-cash compensation expense of $69,807, loss on extinguishment of debt of $147,050, non-cash consulting fees of $38,337 and net change in non-cash working capital of $1,456.   During the six months ended December 31, 2003, the use of cash in operations resulted from a net loss of $748,305 partially offset by depreciation of $6,682, non-cash interest of $8,919, non-cash compensation expense of $426,693 and a net change in non-cash working capital of $56,372.

Net Cash Used in Investing Activities:  During the year ended December 31, 2004, we invested $8,586 in property and equipment, compared to $10,591 invested during the six months ended December 31, 2003.

Net Cash From Financing Activities:  During the year ended December 31, 2004 net cash provided by financing activities was $581,868 compared to $225,509 for the six months ended December 31, 2003.  During the year ended December 31, 2004, we raised $192,791 from the issuance of promissory notes (net of repayments of $79,209) and $389,077 in proceeds net of cash-based issuance costs for common stock.  During the six months ended December 31, 2003 we raised $71,914 from the issuance of promissory notes (net of repayments of $4,372) and $155,655 in proceeds net of cash-based issuance costs for common stock.   For information concerning our capital requirements see “Plan of Operations” above.

During the period from January 1, 2005 to March 21, 2005, we raised $15,000 from subscriptions to purchase common shares at $0.30 per share plus $163,000 pursuant to 12% promissory notes (net of repayments of $58,000).

Item 7.

Financial Statements.

For the Financial Statements required by Item 7 see the Financial Statements included at the end of this Form 10-KSB.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None

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

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2004, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  These consist of, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of the Company's management, including the President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer.  Based upon that evaluation, our President & Chief Executive Officer and Vice President Finance, Secretary and Treasurer have concluded that the Company's controls and procedures were not effective as of the end of the period covered by this Report due to inadequate supervision and segregation of duties.

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name

Age

Position

Edward Munden

54

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

49

Director, Chief Operating Officer &

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

54

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

42

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

Thomas Parkinson

45

Director

Mr. Parkinson is currently Senior Vice President and Chief Technology Officer for Peapod, Inc., an on-line grocery store, which was sold to Royal Ahold.  Mr. Parkinson co-founded Peapod in 1989.  Prior to Peapod, he was co-founder of Resource Control Systems, a Unix relational database company and in sales management with Procter & Gamble.  Mr. Parkinson holds a Master in Industrial Design from the Pratt Institute and a B. A. from Wesleyan University.

Robert Taylor

41

Vice President, Sales

Mr. Taylor joined DataJungle in early 2004 and is responsible for global sales and services strategy and execution.  Mr. Taylor has over 16 years of experience in enterprise software sales including various technical and executive sales positions at IBM Canada, Cognos Inc. and Business Objects S.A.  He holds a Bachelor of Science degree from the University of Waterloo.

Tim Titus

45

Vice President, Data Services

Mr. Titus is responsible for directing overall sales for the commercial data industry with special focus on the automotive sector.  Prior to joining DataJungle, he worked at R.L. Polk & Co., the world’s leading provider of market data for the automotive industry where he was responsible for the General Motors account.  Mr. Titus also spent over 10 years with Ford Motor Company where he held a variety of management positions in sales and marketing.  He has a Bachelor in Business Administration from West Virginia University and a Masters of Business Administration from Ohio University.

Larry Bruce

46

Vice President Finance, Secretary &

Treasurer

Mr. Bruce has been with DataJungle since 2000.  Prior to joining DataJungle, Mr. Bruce spent 11 years as Vice President Finance of a diverse group of real estate companies with operations in Ottawa and Washington and investments in various other companies including high technology.  He was one of the original investors in Autoskill International Inc., an Ottawa based developer of educational software.  Mr. Bruce was also a manager in the Entrepreneurial Services Group of Ernst & Young and has over 5 years of public accounting experience in both the Ottawa and Toronto offices handling a diverse client base ranging from owner managed business to public companies.  Mr. Bruce is a Chartered Accountant, Certified Management Accountant and Certified Public Accountant (Illinois) and holds a B.B.A. (Hons.) from Bishop’s University.

Robert Poole

42

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

Summary Compensation Table

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs ($)	LTIP Payouts ($)	All Other Compensa- tion
Munden, Edward Director, Chairman, President and Chief Executive Officer *	2004 2003	$41,173 0	0 0	0 0	0 0	500,000 0	0 0	$26,705 0

__________________________

*   Became Director, President and CEO in October, 2003.  The $26,705 in other compensation is for consulting fees billed by a corporation controlled by Mr. Munden.

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Munden, Edward	167,000	6.36%	$0.51	June 14, 2010
Munden, Edward	167,000	6.36%	$0.51	June 14, 2011
Munden, Edward	166,000	6.32%	$0.51	June 14, 2012

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Munden, Edward	0	0	500,000	$60,000

The following table sets forth information with respect to our President and Chief Executive Officer concerning awards under long term incentive plans during the last fiscal year:

Long-Term Incentive Plans – Awards In Last Fiscal Year

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts under Non-Stock Price Based Plans.
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Munden, Edward	0	0	0	0	0

Directors are not compensated for acting in their capacity as directors.  Directors are awarded options to purchase common shares in the Company.  As at December 31, 2004, Directors held a total of 1,221,000 options.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

There is a legal agreement in place for the Vice President, Sales and the Vice President, Data Services.  There is no employment agreement between us and any of the other executive officers.  See “Part 1. Item 1. Description of Business; Risk Factors-Dependence on Key Personnel.”

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 21, 2005, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

Number of Shares

of Common Stock

Beneficial Owner

Beneficially Owned

     Outstanding  (1)

Edward Munden (2,3,4,5, 10)

4,903,603

28.4%

30 Metcalfe Street, Suite 620

Ottawa, Ontario, K1P 5L4

Denes Bartakovich (2,3,8, 10)

2,417,483

14.0%

92 Blackshire Circle

Ottawa, Ontario, K2J 3M5

Larry Bruce (3,6)

975,613

 5.6%

75 Stinson Avenue

Nepean, Ontario, K2H 6N6

Don Carter (2,3,4,7)

5,066,475

29.3%

37 Marble Arch Crescent

Nepean, Ontario, K2G 5S7

Robert Poole (3,8, 10)

941 Black Road

Oxford Station, Ontario, K0G1T0

2,403,953

13.9%

Warren Ponvert Junior

5704 Gloster Road

Bethesda, MD, 20816

1,968,573

11.4%

Thomas Parkinson (2, 11)

182,500

  1.1%

211 Birch Street

Winnetka, IL, 60093

Robert Lendvai (2,9)

194,594

  1.1%

140 Fullarton, 9th Floor

London, Ontario, N6A 5P2

Capital House Corporation (4)

4,309,302

24.9%

30 Metcalfe Street, Suite 620

Ottawa, Ontario, K1P 5L4

Robert Taylor (3, 12)

300,000

 1.7%

3 Kintail Court

Stittsville, Ontario

K2S 1G8

All executive officers and Directors

12,134,919

70.2%

as a group

____________________________

1.  Based on 17,281,173 shares of common stock issued and outstanding as at March 21, 2005 and includes for each person, the shares issuable upon exercise of options and convertible debt held by them.

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

6.  Includes 520,000 options to purchase common stock and 240,000 shares of common stock held by family members.

7. Includes 757,173 shares of common stock held by a family trust.

8.  Held by a family trust.

9.  Includes 121,000 options to purchase common stock.

10. Includes 500,000 options to purchase common stock.

11. Includes 100,000 options to purchase common stock.

12. Includes 300,000 options to purchase common stock.

Item 12.  Certain Relationships and Related Transactions.

During the year ended December 31, 2004, the Company incurred $26,705 in expenses for services rendered by a corporation controlled by an officer and director of the Company.  During the six months ended December 31, 2003, there were no related party transactions.

Item 13.

  Exhibits and Reports on Form 8-K.

Exhibit No.	Document Description

3.a	Articles of Incorporation (1)
3.b	Amendment to Articles of Incorporation (1)
3.c	By-Laws (1)
4.a	Form of 12% Promissory Note
4.b	Form of Convertible Debenture
4.c	Form of Common Stock Purchase Warrant – Series A
4.d	Form of Common Stock Purchase Warrant – Series B
10.a	Share Option Plan (1)
10.b	Consulting Agreement dated November 22, 2004
10.c	Consulting Agreement dated January 1, 2005
21.a	List of Subsidiaries (1)
31.a	Certification of President & Chief Executive Officer Pursuant to Section 302
31.b	Certification of Vice President Finance, Secretary & Treasurer Pursuant to Section 302
32.a	Certification of President & Chief Executive Officer Pursuant to Section 906
32.b	Certification of Vice President Finance, Secretary & Treasurer Pursuant to Section 906

(1)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the six months ended December 31, 2003 , SEC file 001-05996 , filed on April 30, 2004 and incorporated herein by reference

Reports on Form 8-K

The Company filed a Form 8-K on November 24, 2004 disclosing an agreement to issue 3,000,000 warrants to purchase common shares of the Company at $0.50 per share expiring on December 31, 2009 pursuant to an agreement with an unrelated party for consulting services.

Item 14.  Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and fees charged by the authorized independent public accountants in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for the year ended December 31, 2004 and the six months ended December 31, 2003 were $52,413 and $15,426 respectively.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal periods for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal periods for professional services rendered by the authorized independent public accountants for tax compliance for the year ended December 31, 2004 and the six months ended December 31, 2003 were $12,063 and $1,311, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants for products and services provided by authorized independent public accountants.

Consolidated Financial Statements of

DATAJUNGLE SOFTWARE INC.

Year ended December 31, 2004, six months ended

   December 31, 2003 and year ended June 30, 2003

KPMG LLP
Chartered Accountants
Suite 2000
160 Elgin Street
Ottawa, ON K2P 2P8
Canada

Telephone (613) 212-KPMG (5764)
Fax (613) 212-2896
Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
DataJungle Software Inc.

We have audited the accompanying consolidated balance sheets of DataJungle Software Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataJungle Software Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has negative working capital at December 31, 2004 and has incurred a loss for the year and the previous six month period, as well as negative cash flow from operating activities in the same periods. The Company has accumulated a deficit which results in a deficiency in stockholders' equity and its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants

Ottawa, Canada
March 21, 2005

DATAJUNGLE SOFTWARE INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

(In U.S. dollars)

____________________________________________________________________________________________

December 31,

December 31,

2004

2003

____________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

10,056

$

46,558

Accounts receivable (note 4)

83,405

55,896

Investment tax credits receivable

42,563

174,436

Contracts-in-process

–

203,617

Prepaid expenses

9,688

6,812

____________________________________________________________________________________________

145,712

487,319

Property and equipment (note 5)

15,181

21,319

____________________________________________________________________________________________

$

160,893

$

508,638

=================================================================================

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (notes 6 and 8)

$

130,865

$

124,952

Accrued liabilities (note 7)

219,115

198,026

Promissory notes and other obligations payable (note 9)

196,000

75,209

Promissory note payable to related party (note 10)

456,905

423,602

Deferred revenue

4,161

307,176

____________________________________________________________________________________________

1,007,046

1,128,965

Stockholders’ deficiency (note 11):

Preferred stock, $0.001 par value. Authorized 10,000,000 shares;

  issued and outstanding Nil shares at December 31, 2004

  and December 31, 2003

–

–

Common stock, $0.001 par value. Authorized 300,000,000;

  issued and outstanding 17,281,173 shares at

  December 31, 2004 and 15,190,946 shares at

  December 31, 2003

17,281

15,191

Share subscriptions received

35,000

69,450

Additional paid-in capital

2,122,346

1,394,350

Accumulated other comprehensive loss

(183,180)

(143,184)

Deficit

(2,837,600)

(1,956,134)

____________________________________________________________________________________________

(846,153)

(620,327)

Basis of presentation (note 2(a))

Guarantees and commitments (note 15)

Subsequent events (note 20)

____________________________________________________________________________________________

$

160,893

$

508,638

=================================================================================

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Operations

For the year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

____________________________________________________________________________________________

Year

Six months

Year

ended

ended

ended

December 31,

December 31,

June 30,

2004

2003

2003

____________________________________________________________________________________________

Revenues:

Products

$

190,663

$

14,914

$

96,994

Services

410,465

1,551

47,559

____________________________________________________________________________________________

601,128

16,465

144,553

Cost of revenues:

Cost of products

97,005

13,925

50,346

Cost of services

169,901

3,451

12,053

____________________________________________________________________________________________

266,906

17,376

62,399

____________________________________________________________________________________________

Gross profit (loss)

334,222

(911)

82,154

Expenses:

General and administrative (note 8)

344,702

280,591

155,646

Research and development (note 12)

381,494

366,011

70,047

Sales and marketing

313,371

82,365

115,218

Depreciation of property and equipment

 15,967

6,682

32,070

____________________________________________________________________________________________

1,055,534

735,649

372,981

____________________________________________________________________________________________

(721,312)

(736,560)

(290,827)

Other income (expenses):

Interest income

4,243

556

2,113

Interest expense

(7,516)

(11,836)

(60,570)

Loss on extinguishment of debt (note 9)

(147,050)

–

–

Foreign exchange loss

(9,831)

(465)

44,026

____________________________________________________________________________________________

(160,154)

(11,745)

(14,431)

____________________________________________________________________________________________

Net loss

$

(881,466)

$

(748,305)

$

(305,258)

=================================================================================

Loss per common share - basic and diluted

  (note 14)

$

0.06

$

0.05

$         0.02

=================================================================================

Weighted average common shares outstanding

15,935,410

14,006,277

     12,708,293

=================================================================================

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss

For the year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

	Number	Common stock amount	Share subscriptions received	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Balances at June 30, 2002	12,062,239	$ 391,421	$ –	$ –	$ (902,571)	$ (16,772)	$ (527,922)

Issued for cash	860,620	542	–	–	–	–	542
Comprehensive loss:
Net loss	–	–	–	–	(305,258)	–	(305,258)
Currency translation adjustment	–	–	–	–	–	(102,809)	(102,809)
Comprehensive loss							(408,067)

Balances at June 30, 2003	12,922,859	391,963	–	–	(1,207,829)	(119,581)	(935,447)

Effect of recapitalization (note 3)	(11,013,330)	(390,054)	–	390,054	–	–	–
Issued for cash at $0.30 per share	345,001	345	–	103,155	–	–	103,500
Issued on acquisition of Quad Metals Corporation	7,753,719	7,754	–	(5,674)	–	–	2,080
Issued on conversion of debt	5,182,697	5,183	–	497,417	–	–	502,600
Subscriptions for common stock at $0.30 per share	–	–	69,450	–	–	–	69,450
Share Issuance costs	–	–	–	(17,295)	–	–	(17,295)
Stock options issued to non-employees and modification of options issued to non-employees (note 11)	–	–	–	77,717	–	–	77,717
Stock options issued to employees and modification of options issued to employees (note 11)	–	–	–	348,976	–	–	348,976
Comprehensive loss:
Net loss	–	–	–	–	(748,305)	–	(748,305)
Currency translation adjustment	–	–	–	–	–	(23,603)	(23,603)
Comprehensive loss							(771,908)

Balances at December 31,2003	15,190,946	15,191	69,450	1,394,350	(1,956,134)	(143,184)	(620,327)

Issued for cash at $0.30 per share	1,291,669	1,292	–	386,208	–	–	387,500
Issued at $0.30 per share for subscriptions received in prior year	231,500	231	(69,450)	69,219	–	–	–
Issued at $0.87 per share on extinguishment of debt (note 9)	257,983	258	–	224,187	–	–	224,445
Issued at $0.87 per share for services	309,075	309	–	268,586	–	–	268,895
Subscriptions for 116,667 shares of common stock at $0.30 per share	–	–	35,000	–	–	–	35,000
Share issuance costs	–	–	–	(290,011)	–	–	(290,011)
Stock options issued to employees and modification of options issued to employees (note 11)	–	–	–	67,868	–	–	67,868
Stock options issued to non-employees and modification of options issued to non-employees (note 11)	–	–	–	1,939	–	–	1,939
Comprehensive loss:
Net loss	–	–	–	–	(881,466)	–	(881,466)
Currency translation adjustment	–	–	–	–	–	(39,996)	(39,996)
Comprehensive loss							(921,462)

Balances at December 31, 2004	17,281,173	$ 17,281	$ 35,000	$ 2,122,346	$(2,837,600)	$ (183,180)	$ (846,153)

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Cash Flows

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

____________________________________________________________________________________________

Year

Six months

Year

ended

ended

ended

December 31,

December 31,

June 30,

2004

2003

2003

____________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(881,466)

$    (748,305)

$

(305,258)

Items not involving cash:

Depreciation of property and equipment

15,967

      6,682

32,070

Interest expense

7,002

         8,919

59,435

Compensation expense

69,807

      426,693

–

Consulting fees

38,337

–

Loss on extinguishment of debt

147,050

–

–

Change in non-cash operating working

  capital (note 18)

1,456

56,372

(59,160)

____________________________________________________________________________________________

Net cash used in operating activities

(601,847)

(249,639)

(272,913)

Cash flows from investing activities:

Purchase of property and equipment

(8,586)

(10,591)

(20,595)

Acquisition of DataJungle Software Inc., net of

  cash received (note 3)

–

2,220

–

____________________________________________________________________________________________

Net cash used by investing activities

(8,586)

(8,371)

(20,595)

Cash flows from financing activities:

Proceeds from promissory notes and other
obligations payable

272,000

42,000

418,891

Payments of promissory notes and other
obligations payable

(79,209)

(632)

–

Proceeds from promissory note
payable to related party

–

34,286

–

Payments of promissory note
payable to related party

–

(3,740)

–

Repayment of capital lease obligation

–

(2,060)

(7,079)

Issuance of common stock for cash

387,500

103,500

542

Share issuance costs

(33,423)

(17,295)

–

Share subscriptions received

35,000

69,450

–

____________________________________________________________________________________________

Net cash provided by financing activities

581,868

225,509

412,354

Effects of exchange rates on cash and cash

  equivalents

(7,937)

(7,888)

(38,035)

____________________________________________________________________________________________

Net decrease in cash and cash equivalents

(36,502)

(40,389)

80,811

Cash and cash equivalents, beginning of period

46,558

86,947

6,136

____________________________________________________________________________________________

Cash and cash equivalents, end of period

$

10,056

$

46,558

$

86,947

=================================================================================

Supplemental cash flow information:

Interest paid

$

3,555

$

25,525

$

1,135

=================================================================================

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

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

The financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $861,334 as at December 31, 2004, and has incurred a loss of $881,466 and negative cash flow from operations of $601,847 for the year then ended.  As of December 31, 2004, the Company has an accumulated deficit of $2,837,600 which results in a stockholders’ deficiency of $846,153.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 2

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

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

Significant management estimates include assumptions used in estimating investment tax credits receivable.  Receipt of these credits is dependent on review and acceptance of the eligibility of expenditures by taxing authorities in Canada.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 3

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

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

(e)

Revenue recognition:

For contracts requiring significant customization or services, the Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the balance sheet as deferred revenue.  Labor costs associated with a contract that has not been recognized as revenue are capitalized in the balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

For sales of product licenses, the Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Transactions”, issued by the American Institute of Certified Public Accountants.  Revenue from sale of product licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

Revenue from product support contracts is recognized ratably over the life of the contract.  Revenue from services is recognized at the time such services are rendered.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 4

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(e)

Revenue recognition (continued):

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method whereby revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement.  The Company allocates revenue to each element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

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

(g)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation.  Property under capital lease is initially recorded at the present value of the minimum lease payments at the inception of the lease.  Depreciation is provided over the estimated useful lives of the underlying assets on a straight-line basis using the following annual rates:

=======================================================================

Asset

Useful life

_________________________________________________________________________________

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

=======================================================================

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 5

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

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

(l)

Advertising:

Advertising costs are expensed as incurred.  Advertising costs amounted to $Nil for the year ended December 31, 2004 (six months ended December 31, 2003 - $Nil) (year ended June 30, 2003 - $24,000).

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 6

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

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

=======================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

2004

2003

2003

_________________________________________________________________________________

Net loss, as reported

$

(881,466)

$

(748,305)

$

(305,258)

Add stock-based employee compensation

  expense included in reported net loss

67,868

348,976

–

Deduct total stock-based employee

  compensation expense determined under

  fair-value-based method for all awards

(429,536)

(718,149)

–

_________________________________________________________________________________

Pro forma net loss

$

(1,243,134)

$

(1,117,478)

$

(305,258)

=======================================================================

Earnings per share:

Basic and diluted – as reported

$

0.06

$

0.05

$         0.02

Basic and diluted – pro forma

0.08

0.08

     0.02

=======================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 7

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

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

(p)

Recently issued accounting standards:

In December 2004, the FASB issued FASB Statement 123 (revised 2004), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance.  This Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options.  Incremental compensation expense arising from subsequent modification of awards after the grant date must be recognized.  This Statement will be effective for the Company as of January 1, 2006.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 8

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

3.

Reverse acquisition (continued):

The fair value of the assets and liabilities of DataJungle Software Inc. acquired were as follows:

Assets acquired:

Cash

$

2,220

Liabilities assumed:

Accounts payable

(140)

_________________________________________________________________________________

$

2,080

=======================================================================

Consideration given:

7,753,719 common shares

$

2,080

=======================================================================

4.

Accounts receivable:

=========================================================================

December 31,

December 31,

2004

2003

___________________________________________________________________________________

Trade accounts receivable

$

82,037

$

51,430

Other

1,368

4,466

___________________________________________________________________________________

$

83,405

$

55,896

=========================================================================

All trade accounts receivable are due in U.S. dollars.

5.

Property and equipment:

=========================================================================

December 31, 2004

Accumulated

Net book

Cost

depreciation

value

___________________________________________________________________________________

Office equipment

$

6,171

$

4,765

$

1,406

Computer hardware

30,966

21,706

9,260

Computer software

9,956

5,441

4,515

___________________________________________________________________________________

$

47,093

$

31,912

$

15,181

=========================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 9

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

5.

Property and equipment (continued):

=========================================================================

December 31, 2003

Accumulated

Net book

Cost

depreciation

value

___________________________________________________________________________________

Office equipment

$

5,195

$

2,598

$

2,597

Computer hardware

27,091

10,528

16,563

Computer software

2,591

432

2,159

___________________________________________________________________________________

$

34,877

$

13,558

$

21,319

=========================================================================

6.

Accounts payable:

=========================================================================

December 31,

December 31,

2004

2003

___________________________________________________________________________________

Trade accounts payable

$

16,659

$

21,045

Professional fees

56,002

86,507

Advertising fees

4,000

4,000

Employee related payables

37,738

4,141

Other

16,466

9,259

___________________________________________________________________________________

$

130,865

$

124,952

=========================================================================

7.

Accrued liabilities:

=========================================================================

December 31,

December 31,

2004

2003

___________________________________________________________________________________

Employee related accruals

$

56,200

$

87,147

Interest

82,937

76,215

Professional fees

42,338

23,499

Consulting fees

25,287

–

Financing fees

6,248

5,505

Rent

6,105

5,660

___________________________________________________________________________________

$

219,115

$

198,026

=========================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 10

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

8.

Related Parties Transactions

Included in accounts payable is $26,705 due to a corporation controlled by an officer and director of the Company for consulting services.  For the year ended December 31, 2004, $26,705 (2003 - $Nil) has been included in general and administrative expenses.

9.

Promissory notes and other obligations payable:

=========================================================================

December 31,

December 31,

2004

2003

___________________________________________________________________________________

Repayable contribution from the Government of Canada,

  payable on demand, unsecured (note 9(a))

$

–

$

33,209

Promissory note, payable on demand, bearing interest at 12%

  per annum (note 9(b))

–

42,000

Promissory notes, payable on demand, bearing interest at

  12% per annum, secured by an assignment of accounts

  receivable (note 9(c))

196,000

–

___________________________________________________________________________________

$

196,000

$

75,209

=========================================================================

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

(b)

In February, 2004, the Company received an additional $30,000 in exchange for a promissory note.  In August, 2004, the Company issued 257,983 shares of common stock at $0.87 per share in exchange for the $72,000 advanced under the promissory note and accrued interest of $5,395.  The Company incurred a loss of $147,050 on the extinguishment of this debt.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 11

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

9.

Promissory notes and other obligations payable (continued):

(c)

During 2004, the Company received cash consideration of $242,000 in exchange for 12% promissory notes and repaid $46,000 to the lender.  Accrued interest of $2,074 has been included in accrued liabilities at December 31, 2004.

10.

Promissory note payable to related party:

=========================================================================

December 31,

December 31

2004

2003

___________________________________________________________________________________

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

$

456,905

$

423,602

___________________________________________________________________________________

$

456,905

$

423,602

=========================================================================

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note is denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $80,861 (December 31, 2003 – $74,967) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,009,302 common shares of the Company.  On December 15, 2003, the lender advanced an additional $34,286 under the terms of the promissory note as amended which may be converted, at the lender’s option, into 300,000 common shares of the Company.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 12

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

11.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the year ended December 31, 2004, the Company received $422,500 from investors pursuant to subscription agreements to purchase 1,408,336 shares of common stock at $0.30 per share and issued 1,291,669 common shares.  At December 31, 2004, $35,000 remains in share subscriptions received within stockholders’ deficiency.  Share issuance costs of $290,011, of which $33,423 were paid in cash and $256,588 were paid through the issuance of 294,075 common shares, were incurred and recorded as a debit to additional paid-in capital.

During the year ended December 31, 2004, the Company issued 231,500 common shares in exchange for $69,450 of share subscriptions received during 2003.

In addition, in August, 2004, the Company issued 257,983 shares of common stock at $0.87 per share in exchange for a promissory note in the amount of $72,000 and accrued interest of $5,395.  The Company incurred a loss of $147,050 on the extinguishment of this debt.

During 2004, the Company issued 15,000 common shares in exchange for consulting services rendered.  $13,050 has been included in general and administrative expenses.

(b)

Warrants:

On November 22, 2004, the Company entered into a consulting agreement with an unrelated party to provide investor relations services to the Company for the period from November 22, 2004 to December 31, 2008.  As compensation for these services, the Company agreed to issue 3,000,000 warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  On January 17, 2005, the Company issued 1,500,000 Series A warrants and 1,500,000 Series B warrants pursuant to this consulting agreement.

The Series A warrants can be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.  Of this amount, $25,287 has been included in general and administrative expenses in 2004 and accrued liabilities as at December 31, 2004 and the balance of $956,911 will be recognized as an expense on a straight-line basis as services are rendered from January 1, 2005 to December 31, 2008.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 13

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

11.

Stockholders’ deficiency (continued):

(b)

Warrants (continued):

The Series B warrants can be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no registration statement registering the resale of the underlying shares and expire on December 31, 2009.  The Series B warrants can be exercised prior to July 31, 2006 if the Company has not terminated the consulting agreement and the Company has received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants is used for recognition purposes.  At December 31, 2004, no services have yet been rendered.

(c)

Stock option plan:

During the year ended June 30, 2003, DataJungle Ltd. adopted a Stock Option Plan (the “DJL Plan”) pursuant to which the Board of Directors could grant stock options to officers, employees and consultants.  The DJL Plan authorized grants of options to purchase up to 4,500,000 shares of authorized but unissued common stock of DataJungle Ltd.  Options were granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant.  All stock options had terms as determined by the Board of Directors, vested within three years and expire no later than seven years from the date of vesting.

Under the Company’s 2004 Share Option Plan (the “Plan”) up to 5,000,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant unless approved otherwise by the Board of Directors, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At December 31, 2004, there were 1,906,548 additional shares available for grant under the Plan.  The per share weighted average fair value of stock options granted under the Plan for the year ended December 31, 2004 was $0.49 using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free rate of 4.3%, volatility of 140%, and an expected life of 7 years.  The per share weighted average fair value of stock options granted under the DJL Plan during the three months ended September 30, 2003 was $Nil on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 4.2%, and an expected life of 9 years.

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 14

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

11.

Stockholders deficiency (continued):

(c)

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

A summary of the status of the stock options at December 31, 2004 and December 31, 2003 is as follows:

=========================================================================

December 31,

December 31,

2004

2003

_________________________________

Weighted

Weighted

average

average

exercise

exercise

Shares

price

Shares

price

___________________________________________________________________________________

Options outstanding, beginning of period

1,138,848

$

0.25

1,358,075

$

0.15

Granted

2,625,000

0.52

1,178,848

0.25

Forfeited

(670,396)

0.37

(1,398,075)

0.15

___________________________________________________________________________________

Options outstanding, end of period

3,093,452

$

0.45

1,138,848

$

0.25

=========================================================================

The following table summarizes information about stock options outstanding at December 31, 2004:

=========================================================================

Options

Options

outstanding

exercisable

_____________________________________________________________________________

Weighted

Weighted

Weighted

Range

Number

average

average

Number

average

of exercise

outstanding

remaining

exercise

exercisable

exercise

prices

  at 12/31/04

contractual life

price

  at 12/31/04

price

___________________________________________________________________________________

$

0.008

180,150

3.6 years

     $    0.008

       180,150

          $0.008

0.125

252,121

3.6 years

0.125

252,121

0.125

0.40

86,181

6.4 years

0.40

86,181

0.40

0.51

2,400,000

6.4 years

0.51

–

–

0.60

125,000

6.3 years

0.60

5,000

0.60

0.65

50,000

6.2 years

0.65

–

–

___________________________________________________________________________________

3,093,452

6.0 years

$

0.45

523,452

$

0.14

=========================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 15

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

11.

Stockholders deficiency (continued):

(c)

Stock option plan (continued):

On October 1, 2003, pursuant to the Share Exchange Agreement between DataJungle Ltd. and the Company, each option granted under the DJL Plan was exchanged for 0.60 options to purchase common stock of the Company at the same exercise price as under the DJL Plan.  In addition, during the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the award upon a change in status from employee to non-employee.  For the year ended December 31, 2004, non-cash compensation expense of $50,376, $128 and $17,364 has been included in research and development, general and administrative and sales and marketing expenses, respectively.  For the six months ended December 31, 2003, non-cash compensation expense of $262,367, $71,106 and $15,503 has been included in research and development, general and administrative and sales and marketing expenses, respectively. Non-cash compensation expense of $1,939 (December 31, 2003 - $77,717) has been included in general and administrative expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.

12.

Research and development:

=========================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

2004

2003

2003

___________________________________________________________________________________

Incurred during the year

$

401,421

$

410,610

$

174,418

Less: investment tax credits

           (19,927)

         (44,599)

      (104,371)

___________________________________________________________________________________

$

381,494

$

366,011

$

70,047

=========================================================================

13.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 16

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

13.

Income taxes (continued):

=========================================================================

December 31,

December 31,

2004

2003

___________________________________________________________________________________

Deferred tax asset:

Net operating loss carryforwards

$

645,800

$

444,600

Unclaimed scientific research and experimental

  development

194,500

136,000

Property and equipment and other

19,500

12,700

___________________________________________________________________________________

Total gross deferred tax asset

859,800

593,300

Valuation allowance

 (859,800)

 (593,300)

___________________________________________________________________________________

Net deferred taxes

$

–

$

–

=========================================================================

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate to the net loss as a result of the following:

=========================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

2004

2003

2003

___________________________________________________________________________________

Expected tax rate

34%

34%

36.87%

Expected tax recovery

$

(299,698)

$

(254,423)

$

(112,549)

Increase (decrease) in taxes resulting from:

Change in valuation allowance

266,500

268,000

166,000

Compensation expense

25,200

145,000

–

Loss on extinguishment of debt

50,000

–

–

Difference between current and

  enacted tax rates

–

(75,000)

20,000

Losses of legal parent prior to date

  of acquisition

–

(19,000)

–

Financing fees

–

(6,000)

–

Difference between U.S. and Canadian

  tax rates

(13,700)

(6,000)

–

Canadian provincial differences

(3,000)

(6,000)

(9,000)

Foreign exchange

(44,400)

(13,000)

(27,000)

Other

     19,098

(33,577)

(37,451)

___________________________________________________________________________________

$

–

$

–

$

–

=========================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 17

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

13.

Income taxes (continued):

The Company has net operating loss carryforwards available to be applied against Canadian taxable income and which expire as follows:

2008

$

215,100

2009

312,500

2010

699,600

2014

439,000

___________________________________________________________________________________

$

1,666,200

=========================================================================

The Company has net operating loss carryforwards which are significantly restricted and are not considered to be available to be applied against U.S. taxable income.  The Company has other losses which can be applied against U.S. taxable income and which expire as follows:

2023

$

26,600

2024

61,500

___________________________________________________________________________________

$

88,100

=========================================================================

14.

Net loss per share:

As the Company incurred a net loss during each of the periods presented below, the loss per common share is based on the weighted average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

=========================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

Number of shares issued upon:

2004

2003

2003

___________________________________________________________________________________

Exercise of options to purchase common

  stock

3,093,452

1,138,848

1,358,075

Conversion of promissory notes

4,309,302

4,309,302

5,479,438

Subscriptions to purchase common stock

116,667

231,500

–

=========================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 18

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of December 31, 2004 and 2003.

(b)

Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments, including operating costs, are approximately as follows: 2005 - $80,010, 2006 - $93,430 and 2007 - $85,650.

Rent expense for operating leases for the year ended December 31, 2004 and the six months ended December 31, 2003 was $83,458 and $39,274, respectively.

16.

Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes and other obligations payable and promissory note payable to related party approximate fair value due to the short term to maturity of these instruments.

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

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 19

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

17.

Segmented reporting (continued):

External revenues attributable to geographic areas based on the location of the customer are as follows:

=========================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

2004

2003

2003

___________________________________________________________________________________

United States

$

583,055

$

16,465

$

144,553

Canada

8,197

–

–

Asia

9,876

–

–

=========================================================================

The Company’s assets are located as follows:

=========================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

2004

2003

2003

___________________________________________________________________________________

Canada

$

160,716

$

486,963

$

403,092

United States

177

21,675

–

=========================================================================

18.

Statement of cash flows:

Change in non-cash operating working capital:

=========================================================================

Six months

Year ended

ended

Year ended

December 31,

December 31,

June 30,

2004

2003

2003

___________________________________________________________________________________

Accounts receivable

$

  (27,509)

$

  (18,909)

$

  (30,644)

Investment tax credits receivable

131,873

  (57,479)

  (12,980)

Contracts-in-process

203,617

  (64,680)

  (123,985)

Prepaid expenses

  (2,876)

  (258)

  (5,849)

Accounts payable

37,975

32,126

1,868

Accrued liabilities

  (38,609)

  (5,372)

  (10,005)

Deferred revenue

  (303,015)

170,944

121,709

Due from related parties

–

–

726

___________________________________________________________________________________

$

1,456

$

56,372

$

  (59,160)

=========================================================================

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 20

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

19.

Economic dependence:

For the year ended December 31, 2004, four customers account for 93% of revenue (six months ended December 31, 2003 – two customers account for 100%).

20.

Subsequent events:

Subsequent to December 31, 2004, the Company received $15,000 from investors pursuant to subscription agreements to purchase 50,000 common shares of the Company at $0.30 per share.  In addition, the Company received $163,000 (net of repayments of $58,000) pursuant to demand promissory notes bearing interest at 12% per annum.

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company.  As compensation for these services, the Company agreed to issue 200,000 shares of common stock and issued 200,000 Series A warrants for the purchase of common stock of the Company at $0.50 per share expiring on December 31, 2009.

On November 22, 2004, the Company entered into a consulting agreement with an unrelated party to provide investor relations services to the Company (note 11(b)).  As compensation for these services, the Company agreed to issue 3,000,000 warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  On January 17, 2005, the Company issued 1,500,000 Series A warrants and 1,500,000 Series B warrants pursuant to this consulting agreement.  The Series B warrants can be cancelled by the Company if the Company cancels the consulting agreement and has not received at least $2,000,000 in funding from any and all sources during the period from July 1, 2004 to July 31, 2006.

Between January 18, 2005 and March 17, 2005, the Company issued 85,000 options to purchase common shares of the Company at exercise prices ranging from $0.43 per share to $0.75 per share with various expiry dates up to January 18, 2013.

DATAJUNGLE SOFTWARE INC.

Notes to Financial Statements, page 21

Year ended December 31, 2004, six months ended December 31, 2003 and year ended June 30, 2003

(In U.S. dollars)

21.

Comparative information for the twelve months ended December 31, 2003

=========================================================================

Twelve months

ended

December 31,

2003

___________________________________________________________________________________

(unaudited)

Revenues

$

130,616

Gross profit

65,961

Net loss

(910,664)

=========================================================================

Loss per common share – basic and diluted

$

(0.07)

=========================================================================

Net cash used in operating activities

$

(347,293)

Net cash used in investing activities

(22,724)

Net cash provided by financing activities

        218,802

=========================================================================

22.

Comparative Figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President and Chief Executive Officer

Dated: March 31, 2005.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: March 31, 2005.

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  March 31, 2005