Form 10QSB
period 2005-03-31
DATAJUNGLE SOFTWARE INC
filed 2005-05-16
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes [X ]  No [  ]

At May 13, 2005, 17,281,173 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes (   )

No (X)

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of March 31, 2005

and December 31, 2004

4

Consolidated Condensed Statements of Operations for the Three Month

Periods Ended March 31, 2005 and 2004

5

Consolidated Condensed Statements of Cash Flows for the Three Month Periods

Ended March 31, 2005 and 2004

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

17

ITEM 3.

Controls and Procedures

21

PART II

ITEM 1.

Legal Proceedings

22

ITEM 2.

Changes in Securities

22

ITEM 3.

Defaults Upon Senior Securities

23

ITEM 4.

Submission of Matters to a Vote of Security Holders

23

ITEM 5.

Other Information

23

ITEM 6.

Exhibits and Reports on Form 8-K

23

Signatures

24

Certifications

25

PART 1

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three months ended March 31, 2005 and 2004

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

March 31, 2005 and December 31, 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

March 31,

December 31,

2005

2004

_____________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

5,374

$

10,056

Accounts receivable

59,334

83,405

Investment tax credits receivable

48,937

42,563

Prepaid expenses (note 8(b))

333,400

9,688

_____________________________________________________________________________________________________

447,045

145,712

Deferred consulting services (note 8(b))

657,693

-

Property and equipment

13,799

15,181

_____________________________________________________________________________________________________

$

1,118,537

$

160,893

_____________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 4)

$

122,720

$

130,865

Accrued liabilities

253,493

219,115

Promissory notes payable (note 5)

372,000

196,000

Promissory note payable to related party (note 6)

454,034

456,905

Deferred revenue

8,051

4,161

_____________________________________________________________________________________________________

1,210,298

1,007,046

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 17,281,173 shares at March 31,

   2005 and at December 31, 2004

17,281

17,281

Share subscriptions received

50,000

35,000

Additional paid-in capital

3,086,923

2,122,346

Accumulated other comprehensive loss

(180,307)

(183,180)

Deficit

(3,065,658)

(2,837,600)

_____________________________________________________________________________________________________

(91,761)

(846,153)

Basis of presentation (note 2(a))

Guarantees (note 11)

Subsequent events (note 14)

_____________________________________________________________________________________________________

$

1,118,537

$

160,893

_____________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31

March 31,

2005

2004

_____________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Revenues:

Products

$

16,923

$

54,405

Services

44,673

1,341

_____________________________________________________________________________________________________

61,596

55,746

Cost of revenues:

Cost of products

1,077

35,140

Cost of services

7,057

645

_____________________________________________________________________________________________________

8,134

35,785

_____________________________________________________________________________________________________

Gross profit

53,462

19,961

Expenses:

General and administrative

153,392

55,405

Research and development (note 9)

2,648

117,223

Sales and marketing

110,638

47,361

Depreciation of property and equipment

4,883

2,926

_____________________________________________________________________________________________________

271,561

222,915

_____________________________________________________________________________________________________

(218,099)

(202,954)

Other income (expenses):

Interest income

-

3,265

Interest expense

(7,738)

(1,907)

Foreign exchange loss

(2,221)

(1,702)

_____________________________________________________________________________________________________

(9,959)

(344)

_____________________________________________________________________________________________________

Net loss

$

(228,058)

$

(203,298)

_____________________________________________________________________________________________________

Loss per common share - basic and diluted

    (note 10)

$

0.01

$

0.01

_____________________________________________________________________________________________________

Weighted-average common shares
outstanding

17,281,173

15,190,946

_____________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2005

2004

_____________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$

(228,058)

$

(203,298)

Items not involving cash:

Depreciation of property and equipment

4,883

2,926

Interest expense

6,419

1,661

Compensation expense (recovery)

(133,621)

34,660

Consulting fees

104,226

–

Change in non-cash operating working capital

54,267

81,765

_____________________________________________________________________________________________________

Net cash used in operating activities

(191,884)

(82,286)

Cash flows from investing activities:

Purchase of property and equipment

(3,595)

–

Cash flows from financing activities:

Proceeds from promissory notes

234,000

30,000

Payments of promissory notes

(58,000)

(33,209)

Share issuance costs

(300)

(10,500)

Share subscriptions received

 15,000

105,000

_____________________________________________________________________________________________________

Net cash provided by financing activities

190,700

91,291

Effects of exchange rates on cash and cash equivalents

97

1,311

_____________________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

(4,682)

10,316

Cash and cash equivalents, beginning of period

10,056

46,558

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

5,374

$

56,874

_____________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the three months ended March 31, 2005, the Company paid $1,319 in interest expense (Three months ended March 31, 2004 - $3,040).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

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

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of DataJungle Software Inc. and its wholly-owned subsidiary, DataJungle Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements at and for the year ended December 31, 2004.

The condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The results of operations for the three months ended March 31, 2005 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2005.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the year ended December 31, 2004.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $763,253 as at March 31, 2005 and has incurred a loss of $228,058 for the three months then ended.  As of March 31, 2005, the Company has an accumulated deficit of $3,065,658 which results in a stockholders’ deficiency of $91,761.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s financial position and or results of operations and may result in ceasing operations.  The consolidated condensed statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

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

(c)

Revenue recognition:

For contracts requiring significant services or customization, the Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the consolidated condensed balance sheet as deferred revenue.  Labor costs associated with a contract that has not been recognized as revenue are capitalized in the consolidated condensed balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 3

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(c)

Revenue recognition (continued):

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method whereby revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement.  The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(d)

Stock-based compensation:

The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in each period.

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2005

2004

_____________________________________________________________________________________________________

Net loss, as reported

$

(228,058)

$

(203,298)

Add (deduct) stock-based employee

   compensation expense included

   in reported net loss

(135,230)

32,721

Add (deduct) total stock-based employee

   compensation expense

   determined under fair

   value-based method for all

   awards

(187,809)

16,905

_____________________________________________________________________________________________________

Pro forma net loss

$

(551,097)

$

(153,672)

_____________________________________________________________________________________________________

Earnings per share:

Basic and diluted – as

   reported

$

0.01

$

0.01

Basic and diluted – pro forma

0.03

0.01

_____________________________________________________________________________________________________

(e)

Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

3.

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

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2005

2004

_____________________________________________________________________________________________________

Net loss

$

(228,058)

$

(203,298)

Other comprehensive income (loss):

Currency translation adjustment

(2,873)

5,832

_____________________________________________________________________________________________________

Comprehensive loss

$

(230,931)

$

(197,466)

_____________________________________________________________________________________________________

4.

Related parties transactions:

Included in accounts payable is $26,538 due to a corporation controlled by an officer and director of the Company for consulting services rendered during the three months ended June 30, 2004.

5.

Promissory notes payable:

_____________________________________________________________________________________________________

March 31,

December 31,

2005

2004

_____________________________________________________________________________________________________

Promissory notes, payable on demand, bearing interest at 12%

   per annum, secured by an assignment of accounts receivable

   (note 5(a))

$

372,000

$

196,000

_____________________________________________________________________________________________________

$

372,000

$

196,000

_____________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Nine months ended September 30, 2004 and 2003

(In U.S. dollars)

_____________________________________________________________________________________________________

5.

Promissory notes payable (continued):

Additional terms and conditions related to the promissory notes are as follows:

 (a)

During the three months ended March 31, 2005, the Company received cash consideration of $234,000 in exchange for 12% promissory notes and repaid $58,000 to the lender.  Accrued interest of $8,493 (December 31, 2004 - $2,074) has been included in accrued liabilities at March 31, 2005.

6.

Promissory note payable to related party:

_____________________________________________________________________________________________________

March 31,

December 31,

2005

2004

_____________________________________________________________________________________________________

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

$

454,034

$

456,905

_____________________________________________________________________________________________________

Additional terms and conditions related to the promissory note payable to related party are as follows:

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note is denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $80,353 (December 31, 2004 – $80,861) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.

7.

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

At March 31, 2005, there were 1,821,548 additional shares available for grant under the Plan.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

7.

Stock option plan (continued):

During the three months ended March 31, 2005, there were 60,000 stock options granted to employees.  The per share weighted-average fair value of stock options granted to employees under the Plan during the three months ended March 31, 2005 was $0.51 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.09%, volatility rate of 135%, and an expected life of 5.8 years.

As a result of modifications to stock options in prior years, the Company is required to account for modified options using variable accounting as prescribed by APB 25.  For the three months ended March 31, 2005, non-cash compensation expense (recovery) of $(83,867), $(45,010) and $(6,353) has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the three months ended March 31, 2004, non-cash compensation expense of $23,908, $7,235 and $1,578 has been included in research and development, general and administrative and sales and marketing expenses, respectively.

During the three months ended March 31, 2005, there were 25,000 stock options granted to non-employees.  The per share weighted-average fair value of stock options granted to non-employees under the Plan during the three months ended March 31, 2005 was $0.48 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.94%, volatility rate of 139%, and an expected life of 6.7 years.

For the three months ended March 31, 2005, non-cash compensation expense of $1,609 (three months ended March 31, 2004 - $1,939 was included in general and administrative expenses) has been included in sales and marketing expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.

8.

Stockholders’ deficiency:

(a) Common stock subscriptions:

During the three months ended March 31, 2005, the Company received $15,000 from investors pursuant to subscription agreements to purchase 50,000 shares of common stock at $0.30 per share.  Share issuance costs (recovery) of $(1,324) were incurred and recorded as a credit to additional paid-in capital.

(b) Warrants and common stock pursuant to consulting agreements:

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

 (b) Warrants and common stock pursuant to consulting agreements:

The Series A warrants can be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.  Of this amount $60,057 has been included in general and administrative expenses for the three months ended March 31, 2005 (March 31, 2004 - $Nil).  $239,161 and $657,693 have been included in prepaid expenses and deferred consulting services as at March 31, 2005, respectively.  These amounts will be recognized as an expense on a straight-line basis as services are rendered from April 1, 2005 to December 31, 2008.

The Series B warrants can be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no registration statement registering the resale of the underlying shares, and expire on December 31, 2009.  The Series B warrants can be exercised prior to July 31, 2006 if the Company has not terminated the consulting agreement and the Company has received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants is used for recognition purposes.  At March 31, 2005, no services have yet been rendered.

Effective January 1, 2005, the Company entered into a Consulting Agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company agreed to issue 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock has been estimated at $62,000 as at March 31, 2005.  Of this amount, the Company has included $15,500 in general and administrative expenses for the three months ended March 31, 2005 and accrued liabilities as at March 31, 2005.  The balance of $46,500 will be recognized as an expense on a straight-line basis as services are rendered from April 1, 2005 to December 31, 2005.  The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  Of this amount, $28,669 has been included in general and administrative expenses for the three months ended March 31, 2005 and $86,008 has been included in prepaid expenses as at March 31, 2005.  The $86,008 will be recognized as an expense on a straight-line basis as services are rendered from April 1, 2005 to December 31, 2005.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

9.

Research and development:

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2005

2004

_____________________________________________________________________________________________________

Costs incurred

$

9,198

$

123,440

Investment tax credits

(6,550)

(6,217)

_____________________________________________________________________________________________________

$

2,648

$

117,223

_____________________________________________________________________________________________________

10.

Net loss per share:

As the Company incurred a net loss during the three months ended March 31, 2005 and 2004, the loss per common share is based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

Number of shares issued upon:

2005

2004

_____________________________________________________________________________________________________

Exercise of options to purchase common stock

3,178,452

760,300

Conversion of promissory notes

4,309,302

4,309,302

Subscriptions to purchase common stock

166,667

581,500

Common stock to be issued pursuant to a consulting agreement

200,000

-

_____________________________________________________________________________________________________

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of March 31, 2005 and December 31, 2004.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three months ended March 31, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

_____________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2005

2004

_____________________________________________________________________________________________________

United States

$

61,596

$

55,746

_____________________________________________________________________________________________________

The Company’s assets are located as follows:

_____________________________________________________________________________________________________

March 31,

December 31,

2005

2004

_____________________________________________________________________________________________________

Canada

$

135,499

$

160,716

United States

983,038

177

_____________________________________________________________________________________________________

13.

Economic dependence:

Two of the Company’s customers account for 98% of revenue for the three months ended March 31, 2005 (March 31, 2004 – two customers account for 100%).

14.

Subsequent events:

Subsequent to March 31, 2005, the Company issued 12% demand promissory notes for a total obligation of $80,923.

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

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the year ended December 31, 2004.

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

During the year-ended December 31, 2004, the Company made its initial sales of product licenses.  As a consequence, the following policy on revenue recognition was adopted in the year-ended December 31. 2004:

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method whereby revenue is recognized when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one of the delivered elements in the arrangement.  The Company allocates revenue to each of the undelivered elements in a multiple element arrangement based on their respective fair value, with the fair value determined by the price charged when that element is sold separately.  The Company defers revenue for the fair value of its undelivered elements (e.g., professional services and maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the delivered elements (i.e., software product) when the basic criteria in SOP 97-2 have been met.

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

(c)

Deferred consulting services:

During the three months ended March 31, 2005, the Company adopted the following policy related to deferred consulting services:

Deferred consulting services, which arose on the issuance of stock-based compensation, represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately.

Results of Operations

For the three month period ended March 31 2005 compared to the three month period ended March 31, 2004

Revenue:  Revenues for the three months ended March 31, 2005 were $61,596 compared to $55,746 for the three months ended March 31, 2004.  In each of the three month periods ended March 31, 2005 and 2004, the Company completed one contract for services and one contract for product.

Gross margin:  Gross margin for the three months ended March 31, 2005 was $53,462 (87% of revenue) compared to $19,961 (36% of revenue) for the three months ended March 31, 2004.  In 2005, the contract for products was for license fees and required minimal cost to complete.  In 2004, the contract for product was expected to result in lower margin as it included a significant labor component.

General and administrative expenses:  General and administrative expenses for the three months ended March 31, 2005 were $153,392 compared to $55,405 for the three months ended March 31, 2004.  The increase in costs of approximately $98,000 includes the following significant items:

•

Increase in compensation related costs of approximately $26,000 due to an increase in the level of full-time staffing.

•

Decrease in stock related compensation expense of approximately $54,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the price of Company common stock.

•

Increase in consulting expense of approximately $104,000 as a result of the issuance of 3,200,000 warrants to purchase common stock and an agreement to issue 200,000 shares of common stock in exchange for investor relations and public relations services.

•

Increase of approximately $13,000 in professional fees due to the current regulatory environment.

•

Increase of approximately $6,000 in financing fees due to an increase in the level of debt required to fund on-going operations.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended March 31, 2005 were $110,638 compared to $47,361 for the three months ended March 31, 2004.  The increase in costs of approximately $63,000 includes the following significant items:

•

Increase in compensation related costs of approximately $64,000 due to hiring of two full-time sales representatives and a sales consultant.

•

Decrease in stock related compensation expense of approximately $6,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the price of Company common stock.

•

Increase of approximately $3,000 in the costs of on-line demonstrations of our products and services due to the increase in staffing.

Research and development expenses:  Research and development expenses for the three months ended March 31, 2005 were $2,648 compared to $117,223 for the three months ended March 31, 2004.  The decrease in costs of approximately $115,000 includes the following significant items:

-

Decrease in compensation related costs of approximately $21,000 due to a decrease in the level of staffing.

-

Decrease in stock related compensation expense of approximately $108,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the price of Company common stock.

-

Increase in consulting fees of approximately $4,000 due to sub-contracting work in 2005 as a result of the decrease in staffing.

-

Increase in other costs of approximately $3,000 resulting from fees for a technology partner program.

-

Net decrease of approximately $5,000 in the amount of research and development costs transferred to contracts-in-process and cost of sales.

Depreciation:

Depreciation increased from $2,926 for the three months ended March 31, 2004 to $4,883 for the three months ended March 31, 2005.

Interest expense:

Interest expense increased from $1,907 for the three months ended March 31, 2004 to $7,738 for the three months ended March 31, 2005 as a result of an increase in the level of debt.

Foreign exchange:

Foreign exchange expense increased from $1,702 for the three months ended March 31, 2004 to $2,221 for the three months ended March 31, 2005.

Net loss:

Net loss was $228,058 ($0.01 per share) for the three months ended March 31, 2005 compared to $203,298 ($0.01 per share) for the three months ended March 31, 2004.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

Financial Condition and Liquidity

General:  At March 31, 2005 working capital was a negative $763,253 compared to negative working capital of $861,334 at December 31, 2004.  The Company had $5,374 in cash at March 31, 2005 compared to $10,056 at December 31, 2004.

During the period from April 1, 2005 to May 13, 2005, the Company issued 12% demand promissory notes in exchange for cash consideration of $80,923.  The net resources raised are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and the ability to operate on a profitable basis.  The Company cannot be certain that sufficient resources will be available or that, if available, resources can be obtained on terms favorable to the Company.

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

Net cash used in operating activities:  During the three months ended March 31, 2005, the Company used $191,884 in cash in operations compared to a use of cash in operations of $82,286 for the three months ended March 31, 2004.  The use of cash in operations for the three months ended March 31, 2005 resulted from a loss of $228,058 for the period and a recovery in compensation expense of $133,621 offset by non-cash consulting fees of $104,226, depreciation expense of $4,883, non-cash interest expense of $6,419 and a net change in non-cash working capital of $54,267.  The use of cash for the three months ended March 31, 2004 resulted from a loss of $203,298 offset by non-cash compensation expense of $34,660, a net change in non-cash working capital of $81,765, depreciation expense of $2,926 and non-cash interest expense of $1,661.

Net cash used in investing activities:  During the three months ended March 31, 2005, the Company purchased property and equipment of $3,595 compared to purchases of $Nil for the three month period ended March 31, 2004.

Net cash provided by financing activities:  During the three months ended March 31, 2005, the Company raised $176,000 (net of repayments of $58,000) by issuing 12% promissory notes and $15,000 from subscriptions to purchase 50,000 shares of common stock at $0.30 per share offset by $300 in share related issuance costs.

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

In connection with the review of the Company's consolidated financial statements for the three months period ended March 31, 2005, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  These consist of, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting and disclosure matters and failure to perform timely and effective reviews.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

During the three months ended March 31, 2005, the Company issued the following:

•

$234,000 of 12% promissory notes and repaid $58,000 of these promissory notes;

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

During the period from April 1, 2005 to May 13, 2005, the Company issued the following:

•

12% demand promissory notes in exchange for cash consideration of $80,923.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

31.a

Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.b

Certification of Vice President Finance, Secretary & Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.a

Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b

Certification of Vice President Finance, Secretary & Treasurer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President and Chief Executive Officer

Dated: May 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer

(principal executive officer)

Dated: May 16, 2005

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  May 16, 2005

24