Form 10QSB
period 2005-06-30
DATAJUNGLE SOFTWARE INC
filed 2005-08-15
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [X ]  No [  ]

At August 12, 2005, 17,281,173 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes (   )

No (X)

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of June 30, 2005

and December 31, 2004

4

Consolidated Condensed Statements of Operations for the Three Month

and Six Month Periods Ended June 30, 2005 and 2004

5

Consolidated Condensed Statements of Cash Flows for the Six Month

Periods Ended June 30, 2005 and 2004

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

18

ITEM 3.

Controls and Procedures

25

PART II

ITEM 1.

Legal Proceedings

25

ITEM 2.

Changes in Securities

26

ITEM 3.

Defaults Upon Senior Securities

26

ITEM 4.

Submission of Matters to a Vote of Security Holders

26

ITEM 5.

Other Information

27

ITEM 6.

Exhibits and Reports on Form 8-K

27

Signatures

28

Certifications

29

PART 1

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three and six months ended June 30, 2005 and 2004

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

June 30, 2005 and December 31, 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

June 30,

December 31,

2005

2004

_____________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

9,762

$

10,056

Accounts receivable

59,084

83,405

Investment tax credits receivable

56,314

42,563

Prepaid expenses (note 8(b))

387,374

9,688

_____________________________________________________________________________________________________

512,534

145,712

Deferred consulting services (note 8(b))

597,902

-

Property and equipment

8,733

15,181

_____________________________________________________________________________________________________

$

1,119,169

$

160,893

_____________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 4)

$

154,130

$

130,865

Accrued liabilities

275,115

219,115

Promissory notes payable (note 5)

560,423

196,000

Promissory notes payable to related party (note 6)

448,180

456,905

Deferred revenue

6,517

4,161

_____________________________________________________________________________________________________

1,444,365

1,007,046

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;
issued and outstanding 17,281,173 shares at June 30,
2005 and at December 31, 200417,28117,281

Share subscriptions received

50,000

35,000

Common stock to be issued for services (note 8(b))

157,000

-

Additional paid-in capital

3,058,733

2,122,346

Accumulated other comprehensive loss

(173,490)

(183,180)

Deficit

(3,434,720)

(2,837,600)

_____________________________________________________________________________________________________

(325,196)

(846,153)

Basis of presentation (note 2(a))

Guarantees (note 11)

Subsequent events (note 14)

_____________________________________________________________________________________________________

$

1,119,169

$

160,893

_____________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2005

2004

2005

2004

_____________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues:

Products

$

17,626

$

108,033

$

34,549

$

162,438

Services

41,122

306,065

85,795

307,406

_____________________________________________________________________________________________________

58,748

414,098

120,344

469,844

Cost of revenues:

Cost of products

3,227

61,277

4,304

96,417

Cost of services

2,107

133,914

9,164

134,559

_____________________________________________________________________________________________________

5,334

195,191

13,468

230,976

_____________________________________________________________________________________________________

Gross profit

53,414

218,907

106,876

238,868

Expenses:

General and administrative

231,580

125,059

384,972

180,464

Research and development (note 9)

61,493

181,709

64,141

298,932

Sales and marketing

109,760

72,355

220,398

119,716

Depreciation of property and equipment

4,814

4,718

9,697

7,644

_____________________________________________________________________________________________________

407,647

383,841

679,208

606,756

_____________________________________________________________________________________________________

(354,233)

(164,934)

(572,332)

(367,888)

Other income (expenses):

Interest income

-

634

-

3,899

Interest expense

(12,871)

(2,154)

(20,609)

(4,061)

Foreign exchange loss

 (1,958)

(1,980)

(4,179)

(3,682)

_____________________________________________________________________________________________________

(14,829)

(3,500)

(24,788)

(3,844)

_____________________________________________________________________________________________________

Net loss

$

(369,062)

$

(168,434)

$

(597,120)

$

(371,732)

_____________________________________________________________________________________________________

Loss per common share - basic and diluted
(note 10)

$

0.02

$

0.01

$

0.03

$

0.02

_____________________________________________________________________________________________________

Weighted-average common shares
outstanding

17,281,173

15,190,946

17,281,173

15,190,946

_____________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Six months ended June 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________

Six months

Six months

ended

ended

June 30,

June 30,

2005

2004

_____________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$

(597,120)

$

(371,732)

Items not involving cash:

Depreciation of property and equipment

9,697

7,644

Interest expense

19,290

3,815

Compensation expense (recovery)

(163,005)

175,079

Consulting fees

250,518

    –

Change in non-cash operating working capital

103,486

3,982

_____________________________________________________________________________________________________

Net cash used in operating activities

(377,134)

(181,212)

Cash flows from investing activities:

Purchase of property and equipment

(3,595)

(2,965)

Cash flows from financing activities:

Proceeds from promissory notes payable

422,423

30,000

Payments of promissory notes payable

(58,000)

(33,209)

Share issuance costs

(300)

(3,495)

Share subscriptions received

 15,000

247,500

_____________________________________________________________________________________________________

Net cash provided by financing activities

379,123

240,796

Effects of exchange rates on cash and cash equivalents

1,312

7,015

_____________________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

(294)

63,634

Cash and cash equivalents, beginning of period

10,056

46,558

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

9,762

$

110,192

_____________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the six months ended June 30, 2005, the Company paid $1,319 in interest expense (Six months ended June 30, 2004 - $3,287).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

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

The condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The results of operations for the six months ended June 30, 2005 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2005.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the year ended December 31, 2004.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $931,831 as at June 30, 2005 and has incurred a loss of $597,120 for the six months then ended.  As of June 30, 2005, the Company has an accumulated deficit of $3,434,720 which results in a stockholders’ deficiency of $325,196.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 3

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all the obligations, the revenue is deferred until such time as it can be determined or the element is delivered.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(d)

Stock-based compensation:

The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in each period.

_____________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2005

2004

2005

2004

_____________________________________________________________________________________________________

Net loss, as reported

$

(369,062)

$

(168,434)

$

(597,120)

$

(371,732)

Add (deduct) stock-based employee

  compensation expense (recovery)

  included in reported net loss

(29,384)

140,419

(163,005)

175,079

Deduct total stock-based employee

  compensation expense

  determined under fair

  value-based method for all

  awards

(123,647)

(43,114)

(311,456)

(26,209)

_____________________________________________________________________________________________________

Pro forma net loss

$

(522,093)

$

(71,129)

$

(1,071,581)

$

(222,862)

_____________________________________________________________________________________________________

Loss per common share:

Basic and diluted – as

  reported

$

0.02

$

  0.01

$

0.03

$

0.02

Basic and diluted – pro forma

 0.03

 0.00

0.06

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

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

_____________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2005

2004

2005

2004

_____________________________________________________________________________________________________

Net loss

$

(369,062)

$

(168,434)

$

(597,120)

$

(371,732)

Other comprehensive income (loss):

Currency translation adjustment

(6,817)

12,491

(9,690)

18,323

_____________________________________________________________________________________________________

Comprehensive loss

$

(375,879)

$

(155,943)

$

(606,810)

$

(353,409)

_____________________________________________________________________________________________________

4.

Related party transaction:

Included in accounts payable as of June 30, 2005 is $26,196 due to a corporation controlled by an officer and director of the Company for consulting services rendered during the three months ended June 30, 2004.

5.

Promissory notes payable:

_____________________________________________________________________________________________________

June 30,

December 31,

2005

2004

_____________________________________________________________________________________________________

Promissory notes, payable on demand, bearing interest at 12%

   per annum, secured by an assignment of accounts receivable

   (note 5(a))

560,423

196,000

_____________________________________________________________________________________________________

$

560,423

$

196,000

_____________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

Additional terms and conditions related to the promissory notes are as follows:

 (a)

During the six months ended June 30, 2005, the Company received cash consideration of $422,423 in exchange for the issuance of 12% promissory notes and repaid $58,000 to the lender.  Accrued interest of $21,364 (December 31, 2004 - $2,074) has been included in accrued liabilities at June 30, 2005.

6.

Promissory notes payable to related party:

_____________________________________________________________________________________________________

June 30,

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

$

448,180

$

456,905

_____________________________________________________________________________________________________

Additional terms and conditions related to the promissory notes payable to related party are as follows:

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note is denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities is $79,317 (December 31, 2004 – $80,861) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.

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

At June 30, 2005, there were 1,971,548 additional shares available for grant under the Plan.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

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

During the three months ended June 30, 2005, there were 25,000 stock options granted to employees.  The per share weighted-average fair value of stock options granted to employees under the Plan during the three months ended June 30, 2005 was $0.28 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.81%, volatility rate of 131%, and an expected life of 6.0 years.

During the three months ended June 30, 2005, an employee forfeited 175,000 stock options to purchase 175,000 common shares at $0.51 expiring at various dates up to March 31, 2012.  During the three months ended March 31, 2005, there were no forfeitures of stock options by employees.

As a result of modifications to stock options in prior years, the Company is required to account for modified options using variable accounting as prescribed by APB 25.  For the six months ended June 30, 2005, non-cash compensation recovery of $104,562, $56,065 and $8,763 has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the six months ended June 30, 2004, non-cash compensation expense of $124,495, $39,937 and $8,708 has been included in research and development, general and administrative and sales and marketing expenses, respectively.

For the six months ended June 30, 2005, non-cash compensation expense of $6,385 (six months ended June 30, 2004 - $1,939 was included in general and administrative expenses) has been included in sales and marketing expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.

8.

Stockholders’ deficiency:

(a) Share issuance costs:

During the three months ended June 30, 2005, share issuance costs (recovery) of $(1,193) were incurred and recorded as a credit to additional paid-in capital.

During the three months ended March 31, 2005, the Company received $15,000 from investors pursuant to subscription agreements to purchase 50,000 shares of common stock at $0.30 per share.  Share issuance costs (recovery) of $(1,324) were incurred and recorded as a credit to additional paid-in capital.  The recovery of $1,324 is net of share issuance costs of $300.

(b) Warrants and common stock pursuant to consulting agreements:

On November 22, 2004, the Company entered into a consulting agreement with an unrelated party to provide investor relations services to the Company for the period from November 22, 2004 to December 31, 2008.  As compensation for these services, the Company agreed to issue 3,000,000 warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  On January 17, 2005, the

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

 (b) Warrants and common stock pursuant to consulting agreements:

Company issued 1,500,000 Series A warrants and 1,500,000 Series B warrants pursuant to this consulting agreement.

The Series A warrants can be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.  Of this amount $59,790 has been included in general and administrative expenses for the three months ended June 30, 2005 (June 30, 2004 - $Nil).  $239,161 and $597,902 have been included in prepaid expenses and deferred consulting services as at June 30, 2005, respectively.  These amounts will be recognized as an expense on a straight-line basis as services are rendered from July 1, 2005 to December 31, 2008.

The Series B warrants can be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no registration statement registering the resale of the underlying shares and expire on December 31, 2009.  The Series B warrants can be exercised prior to July 31, 2006 if the Company has not terminated the consulting agreement and the Company has received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants is used for recognition purposes.  At June 30, 2005, no services have yet been rendered.

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company agreed to issue 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock has been estimated at $126,000 and has been included in common stock to be issued for services at June 30, 2005.  Of this amount, the Company has included $63,000 in general and administrative expenses for the six months ended June 30, 2005.  The remaining balance of $63,000 is included in prepaid expenses at June 30, 2005 and will be recognized as an expense on a straight-line basis as services are rendered from July 1, 2005 to December 31, 2005.  The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  Of this amount, $57,338 has been included in general and administrative expenses for the six months ended June 30, 2005 and $57,339 has been included in prepaid expenses as at June 30, 2005.  The $57,339 will be recognized as an expense on a straight-line basis as services are rendered from July 1, 2005 to December 31, 2005.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

8. Stockholders’ deficiency (continued):

Effective May 20, 2005, the Company entered into a consulting agreement with an unrelated party to provide public relations and investor communications services to the Company for the period from May 20, 2005 to September 19, 2005.  As compensation for these services, the Company agreed to issue 100,000 shares of common stock.  The fair value of the common stock has been estimated at $31,000 at May 20, 2005 and has been included in common stock to be issued for services at June 30, 2005.  Of this amount, $10,333 has been included in general and administrative expenses for the three months ended June 30, 2005 and $20,667 has been included in prepaid expenses at June 30, 2005.  The balance of $20,667 will be recognized as an expense on a straight-line basis as services are rendered from July 1, 2005 to September 19, 2005.

9.

Research and development:

_____________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2005

2004

2005

2004

_____________________________________________________________________________________________________

Costs incurred

$

69,381

$

186,183

$

78,580

$

309,623

Investment tax credits

(7,888)

(4,474)

(14,439)

(10,691)

_____________________________________________________________________________________________________

$

61,493

$

181,709

$

64,141

$

298,932

_____________________________________________________________________________________________________

10.

Net loss per share:

As the Company incurred a net loss during the six months ended June 30, 2005 and 2004, the loss per common share is based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

_____________________________________________________________________________________________________

Six months

Six months

ended

ended

June 30,

June 30,

Number of shares issued upon:

2005

2004

_____________________________________________________________________________________________________

Exercise of options to purchase common stock

3,028,452

3,302,300

Conversion of promissory notes

4,309,302

4,309,302

Subscriptions to purchase common stock

166,667

1,056,500

Exercise of Series A warrants

1,700,000

-

Exercise of Series B warrants

1,500,000

-

Common stock to be issued pursuant to consulting agreements

300,000

-

_____________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of June 30, 2005 and December 31, 2004.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

_____________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2005

2004

2005

2004

_____________________________________________________________________________________________________

United States

$

41,122

$

 404,222

$

102,718

$

459,968

Canada

17,626

 -

17,626

-

Asia

-

 9,876

-

9,876

_____________________________________________________________________________________________________

The Company’s assets are located as follows:

_____________________________________________________________________________________________________

June 30,

December 31,

2005

2004

_____________________________________________________________________________________________________

Canada

$

140,958

$

160,716

United States

978,211

177

_____________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 11

Three and six months ended June 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________

13.

Economic dependence:

Three of the Company’s customers account for 97% of revenue for the six months ended June 30, 2005 (June 30, 2004 – four customers account for 98%).

14.

Subsequent events:

Subsequent to June 30, 2005, the Company issued 12% demand promissory notes for a total obligation of $43,098.

Subsequent to June 30, 2005, an employee forfeited 125,000 stock options to purchase 125,000 common shares at $0.51 per share expiring at various dates up to June 30, 2010.

Subsequent to June 30, 2005, a Director of the Company forfeited 66,000 stock options to purchase 66,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012.

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

During the year-ended December 31, 2004, the Company made its initial sales of product licenses.  As a consequence, the following policy on revenue recognition was adopted in the year-ended December 31, 2004:

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all the obligations, the revenue is deferred until such time as it can be determined or the element is delivered.

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

(c)

Deferred consulting services:

The Company adopted the following policy related to deferred consulting services during the three months ended March 31, 2005 and it continues to be applicable in the current quarter:

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

Results of Operations

For the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004

Revenue:  Revenues for the three months ended June 30, 2005 were $58,748 compared to $414,098 for the three months ended June 30, 2004.  Revenues for the three months ended June 30, 2005 included the following:

•

$39,313 for one contract for services;

•

$17,626 for two contracts for products;

•

$1,809 related to product support contracts.

Revenues for the three months ended June 30, 2004 included the following:

•

$346,672 recognized for accounting purposes in that period as a result of using the completed contract method of accounting for one contract for services and two contracts for products that had been started in prior periods;

•

$57,550 for two contracts for services;

•

$9,876 for one contract for products.

Gross margin:  Gross margin for the three months ended June 30, 2005 was $53,414 (91% of revenue) compared to $218,907 (53% of revenue) for the three months ended June 30, 2004.  In 2005, the contracts for products were for license fees and required minimal cost to complete.  In addition, the contract for services was for an ongoing project requiring minimal cost to complete.  In 2004, one of the contracts for product and one of the contracts for services were expected to result in lower margins as they included a significant labor component.

General and administrative expenses:  General and administrative expenses for the three months ended June 30, 2005 were $231,580 compared to $125,059 for the three months ended June 30, 2004.  The increase in costs of approximately $107,000 includes the following significant items:

•

Increase in compensation related costs of approximately $13,000 due to an increase in the level of full-time staffing.

•

Decrease in stock related compensation expense of approximately $44,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in consulting expense of approximately $114,000.  This resulted from the issuance in January, 2005 of 3,200,000 warrants to purchase common stock and an agreement to issue 200,000 shares of common stock in exchange for investor relations and public relations services.  In addition, the Company agreed to issue 100,000 shares of common stock for public relations and investor communications services for a four month period commencing in May, 2005.

•

Increase of approximately $16,000 in professional fees due to the current regulatory environment.

•

Increase of approximately $7,000 in financing fees due to an increase in the level of debt required to fund on-going operations.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended June 30, 2005 were $109,760 compared to $72,355 for the three months ended June 30, 2004.  The increase in costs of approximately $37,000 includes the following significant items:

•

Increase in compensation related costs of approximately $48,000 due to hiring of two full-time sales representatives and a sales consultant.  In June, 2005, the Company terminated one of the sales representatives.

•

Decrease in stock related compensation expense of approximately $5,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase of approximately $3,000 in the costs of on-line demonstrations of our products and services due to the increase in staffing.

•

Decrease of approximately $6,000 in travel costs.

•

Decrease of approximately $3,000 in other miscellaneous costs.

Research and development expenses:  Research and development expenses for the three months ended June 30, 2005 were $61,493 compared to $181,709 for the three months ended June 30, 2004.  The decrease in costs of approximately $120,000 includes the following significant items:

-

Decrease in compensation related costs of approximately $2,000 due to an overall decrease in the level of staffing offset by the impact of translating payroll in Canadian dollars to U.S. dollars.

-

Decrease in stock related compensation expense of approximately $121,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

-

Decrease in consulting fees of approximately $8,000 due to utilizing an employee for graphics work rather than a consultant and a decrease in the requirements for outside support for our internal computer systems.

-

Increase in other costs of approximately $2,000 resulting from fees for a technology partner program.

-

Net decrease of approximately $9,000 in the amount of research and development costs transferred to contracts-in-process and cost of sales.

Depreciation:

Depreciation was $4,814 for the three months ended June 30, 2005 compared to $4,718 for the three months ended June 30, 2004.

Interest expense:

Interest expense increased from $2,154 for the three months ended June 30, 2004 to $12,871 for the three months ended June 30, 2005 as a result of an increase in the level of debt.

Foreign exchange:

Foreign exchange expense was $1,958 for the three months ended June 30, 2005 compared to $1,980 for the three months ended June 30, 2004.

Net loss:

Net loss was $369,062 ($0.02 per share) for the three months ended June 30, 2005 compared to $168,434 ($0.01 per share) for the three months ended June 30, 2004.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

For the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004

Revenue:  Revenues for the six months ended June 30, 2005 were $120,344 compared to $469,844 for the three months ended June 30, 2004.   Revenues for the six months ended June 30, 2005 included the following:

•

$82,876 for one contract for services;

•

$34,549 for three contracts for products;

•

$2,919 related to product support contracts.

Revenues for the six months ended June 30, 2004 included the following:

•

$346,672 recognized for accounting purposes in that period as a result of using the completed contract method of accounting for one contract for services and two contracts for products that had been started in prior periods;

•

$58,890 for two contract for services;

•

$64,282 for two contracts for products.

Gross margin:  Gross margin for the six months ended June 30, 2005 was $106,876 (89% of revenue) compared to $238,868 (51% of revenue) for the six months ended June 30, 2004.  In 2005, the contracts for products were for license fees and required minimal cost to complete.  In addition, the contract for services was for an ongoing project requiring minimal cost to complete.  In 2004, two of the contracts for products and the contracts for services were expected to result in lower margins as they included a significant labor component.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2005 were $384,972 compared to $180,464 for the six months ended June 30, 2004.  The increase in costs of approximately $205,000 includes the following significant items:

•

Increase in compensation related costs of approximately $39,000 due to an increase in the level of full-time staffing.

•

Decrease in stock related compensation expense of approximately $98,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in consulting expense of approximately $218,000 as a result of the issuance in January, 2005 of 3,200,000 warrants to purchase common stock and an agreement to issue 200,000 shares of common stock in exchange for investor relations and public relations services.  In addition, the Company agreed to issue 100,000 shares of common stock for public relations and investor communications services for a four month period commencing in May, 2005.

•

Increase of approximately $29,000 in professional fees due to the current regulatory environment.

•

Increase of approximately $13,000 in financing fees due to an increase in the level of debt required to fund on-going operations

•

Net increase of approximately $4,000 in other miscellaneous costs.

Sales and marketing expenses:  Sales and marketing expenses for the six months ended June 30, 2005 were $220,398 compared to $119,716 for the six months ended June 30, 2004.  The increase in costs of approximately $101,000 includes the following significant items:

•

Increase in compensation related costs of approximately $112,000 due to hiring of two full-time sales representatives and a sales consultant.  In June, 2005, the Company terminated one of the sales representatives.

•

Decrease in stock related compensation expense of approximately $11,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase of approximately $5,000 in the costs of on-line demonstrations of our products and services due to the increase in staffing.

•

Decrease of approximately $4,000 in travel costs.

•

Decrease of approximately $1,000 in other miscellaneous costs.

Research and development expenses:  Research and development expenses for the six months ended June 30, 2005 were $64,141 compared to $298,932 for the six months ended June 30, 2004.  The decrease in costs of approximately $235,000 includes the following significant items:

•

Decrease in compensation related costs of approximately $23,000 due to an overall decrease in the level of staffing.

•

Decrease in stock related compensation expense of approximately $229,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Decrease in consulting fees of approximately $3,000 due to a decrease in the requirements for outside support for our internal computer systems.

•

Increase in other costs of approximately $6,000 resulting from fees for a technology partner program.

•

Increase of approximately $1,000 in other miscellaneous costs.

•

Net decrease of approximately $13,000 in the amount of research and development costs transferred to contracts-in-process and cost of sales.

Depreciation:

Depreciation increased from $7,644 for the six months ended June 30, 2004 to $9,697 for the six months ended June 30, 2005.

Interest expense:

Interest expense increased from $4,061 for the six months ended June 30, 2004 to $20,609 for the six months ended June 30, 2005 as a result of an increase in the level of debt.

Foreign exchange:

Foreign exchange expense increased from $3,682 for the six months ended June 30, 2004 to $4,179 for the six months ended June 30, 2005.

Net loss:

Net loss was $597,120 ($0.03 per share) for the six months ended June 30, 2005 compared to $371,732 ($0.02 per share) for the six months ended June 30, 2004.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At June 30, 2005 working capital was a negative $931,831 compared to negative working capital of $861,334 at December 31, 2004.  The Company had $9,762 in cash at June 30, 2005 compared to $10,056 at December 31, 2004.

During the period from July 1, 2005 to August 9, 2005, the Company issued 12% demand promissory notes in exchange for cash consideration of $43,098.  The net resources raised are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and the ability to operate on a profitable basis.  The Company cannot be certain that sufficient resources will be available or that, if available, resources can be obtained on terms favorable to the Company.

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

Net cash used in operating activities:  During the six months ended June 30, 2005, the Company used $377,134 in cash in operations compared to a use of cash in operations of $181,212 for the six months ended June 30, 2004.  The use of cash in operations for the six months ended June 30, 2005 resulted from a loss of $597,120 for the period and a recovery in compensation expense of $163,005 offset by non-cash consulting fees of $250,518, depreciation of $9,697, non-cash interest expense of $19,290 and a net change in non-cash working capital of $103,486.  The use of cash for the six months ended June 30, 2004 resulted from a loss of $371,732 offset by non-cash compensation expense of $175,079, a net change in non-cash working capital of $3,982, depreciation expense of $7,644 and non-cash interest expense of $3,815.

Net cash used in investing activities:  During the six months ended June 30, 2005, the Company purchased property and equipment of $3,595 compared to purchases of $2,965 for the six month period ended June 30, 2004.

Net cash provided by financing activities:  During the six months ended June 30, 2005, the Company raised $364,423 (net of repayments of $58,000) by issuing 12% promissory notes and $15,000 from subscriptions to purchase 50,000 shares of common stock at $0.30 per share offset by $300 in share related issuance costs.  During the six months ended June 30, 2004, the Company raised $247,500 from subscriptions to purchase 825,000 shares of common stock at $0.30 per share offset by $3,495 in share related issuance costs.

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

In connection with the review of the Company's consolidated financial statements for the three and six month periods ended June 30, 2005, the Company's independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control systems: (1) lack of segregation of duties and (2) lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  We believe that the material weakness began in 2003 and existed at the end of the period covered by this report.

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  We will continue to monitor and assess the costs and benefits of additional staffing within the Company.  However, we have not taken any formal steps at this time to correct the material weaknesses identified by our independent registered public accounting firm.  If we are unable to correct these material weaknesses, there is more than a remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports.  This could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

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

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

During the three months ended March 31, 2005, the Company had the following transactions:

•

Issued $234,000 of 12% promissory notes and repaid $58,000 of these promissory notes;

•

Issued 3,000,000 stock purchase warrants to purchase 3,000,000 common shares at an exercise price of $0.50 per share expiring on December 31, 2009 to an unrelated party pursuant to a consulting agreement for investor relations services to December 31, 2008.  1,500,000 of these warrants can be cancelled by the Company prior to July 31, 2006 if we cancel the consulting agreement and have not received at least $2,000,000 in investment from any and all sources during the period from July 1, 2004 to July 31, 2006;

•

Issued 200,000 stock purchase warrants to purchase 200,000 common shares at an exercise price of $0.50 per share expiring on December 31, 2009 to an unrelated party pursuant to a consulting agreement for investor communication and public relations services to December 31, 2005.  In addition, the Company agreed to issue 200,000 shares of common stock pursuant to this agreement;

•

Granted 85,000 stock purchase options to purchase 85,000 common shares at exercise prices between $0.43 and $0.75 expiring at various dates to January 18, 2013;

•

Received $15,000 in subscriptions to purchase 50,000 shares of common stock at $0.30 per share.

During the three months ended June 30, 2005, the Company had the following transactions:

•

Issued $188,423 of 12% promissory notes;

•

Granted 25,000 stock purchase options to purchase 25,000 common shares at $0.31 expiring at various dates up to June 13, 2008;

•

Cancelled 175,000 stock purchase options to purchase 175,000 common shares at $0.51 expiring at various dates up to March 31, 2012;

•

Agreed to issue 100,000 shares of common stock to an unrelated party pursuant to an agreement to provide public relations and investor communications services to September 19, 2005.

During the period from July 1, 2005 to August 9, 2005, the Company had the following transactions:

•

  Issued 12% demand promissory notes in exchange for cash consideration of $43,098.

•

  Cancelled 125,000 stock purchase options to purchase 125,000 common shares at $0.51 per share expiring at various dates up to June 30, 2010.

•

  Cancelled 66,000 stock purchase options to purchase 66,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012.

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

Reports on Form 8-K

Form 8-K filed on August 8, 2005 relating to the resignation of Robert Lendvai as a Director of the Company for personal reasons effective August 5, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

Dated: August 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

(principal executive officer)

Dated: August 12, 2005

/s/   Larry Bruce

Larry Bruce

Vice President Finance, Secretary and Treasurer

(principal financial officer)

Dated:  August 12, 2005