Form 10QSB
period 2005-09-30
DATAJUNGLE SOFTWARE INC
filed 2005-11-14
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2005

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the transition period from _________ to _________

DATAJUNGLE SOFTWARE, INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

NEVADA	001-05996	91-0835748
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1 Hines Road, Suite 202, Ottawa, Ontario, Canada	K2K 3C7
(Address of principal executive offices)	(Zip Code)

(613) 254-7246

(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 11, 2005, 17,650,340 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of September 30, 2005

and December 31, 2004

4

Consolidated Condensed Statements of Operations for the Three Month

and Nine Month Periods Ended September 30, 2005 and 2004

5

Consolidated Condensed Statements of Cash Flows for the Nine Month

Periods Ended September 30, 2005 and 2004

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

20

ITEM 3.

Controls and Procedures

27

PART II

ITEM 1.

Legal Proceedings

28

ITEM 2.

Changes in Securities

28

ITEM 3.

Defaults Upon Senior Securities

29

ITEM 4.

Submission of Matters to a Vote of Security Holders

29

ITEM 5.

Other Information

29

ITEM 6.

Exhibits and Reports on Form 8-K

29

Signatures

30

PART 1

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three and nine months ended September 30, 2005 and 2004

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

September 30, 2005 and December 31, 2004

(In U.S. dollars)

_______________________________________________________________________________________________________

September 30,

December 31,

2005

2004

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

535

$

10,056

Accounts receivable

193,460

83,405

Investment tax credits receivable

65,728

42,563

Work-in-progress

13,372

-

Prepaid expenses (note 8(b))

310,720

9,688

_______________________________________________________________________________________________________

583,815

145,712

Deferred consulting services (note 8(b))

538,112

-

Property and equipment

8,306

15,181

_______________________________________________________________________________________________________

$

1,130,233

$

160,893

_______________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 4)

$

163,205

$

130,865

Accrued liabilities

364,313

219,115

Promissory notes payable (note 5)

680,370

196,000

Promissory notes payable to related party (note 6)

526,094

456,905

Deferred revenue

144,376

4,161

_______________________________________________________________________________________________________

1,878,358

1,007,046

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 17,650,340 shares at September 30,

   2005 and 17,281,173 shares at December 31, 2004

17,651

17,281

Share subscriptions received

-

35,000

Common stock to be issued for services (note 8(b))

31,000

-

Additional paid-in capital

3,233,770

2,122,346

Accumulated other comprehensive loss

(213,850)

(183,180)

Deficit

(3,816,696)

(2,837,600)

_______________________________________________________________________________________________________

(748,125)

(846,153)

Basis of presentation (note 2(a))

Guarantees (note 11)

Subsequent events (note 14)

_______________________________________________________________________________________________________

$

1,130,233

$

160,893

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2005

2004

2005

2004

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues:

Products

$

17,203

$

-

$

51,752

$

162,438

Services

37,754

53,920

123,549

361,326

_____________________________________________________________________________________________________

54,957

53,920

175,301

523,764

Cost of revenues:

Cost of products

552

-

4,856

96,417

Cost of services

3,704

15,467

12,868

150,026

_____________________________________________________________________________________________________

4,256

15,467

17,724

246,443

_____________________________________________________________________________________________________

Gross profit

50,701

38,453

157,577

277,321

Expenses:

General and administrative

242,350

75,852

627,322

256,316

Research and development (note 9)

78,918

56,864

143,059

355,796

Sales and marketing

89,853

80,163

310,251

199,879

Depreciation of property and equipment

1,858

3,973

11,555

11,617

_____________________________________________________________________________________________________

412,979

216,852

1,092,187

823,608

_____________________________________________________________________________________________________

(362,278)

(178,399)

(934,610)

(546,287)

Other income (expenses):

Interest income

-

344

-

4,243

Interest expense

(18,731)

(1,113)

(39,340)

(5,174)

Loss on extinguishment of debt

-

(147,050)

-

(147,050)

Foreign exchange loss

(967)

(1,939)

(5,146)

(5,621)

_____________________________________________________________________________________________________

(19,698)

(149,758)

(44,486)

(153,602)

_____________________________________________________________________________________________________

Net loss

$

(381,976)

$

(328,157)

$

(979,096)

$

(699,889)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 10)

$

(0.02)

$

(0.02)

$

(0.06)

$

(0.05)

_________________________________________________________________________________________________________________

Weighted-average common shares

    outstanding

17,341,363

16,054,301

17,301,457

15,481,893

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_________________________________________________________________________________________________________________

Nine months

Nine months

ended

ended

September 30,

September 30,

2005

2004

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$ (979,096)

$

(699,889)

Items not involving cash:

Depreciation of property and equipment

11,555

11,617

Interest expense

38,021

4,928

Compensation expense (recovery)

(162,716)

139,465

Consulting fees

391,145

    13,050

Loss on extinguishment of debt

-

147,050

Change in non-cash operating working capital

 159,247

(16,179)

_____________________________________________________________________________________________________

Net cash used in operating activities

(541,844)

(399,958)

Cash flows from investing activities:

Purchase of property and equipment

(4,599)

(8,586)

Cash flows from financing activities:

Proceeds from promissory notes payable

596,115

30,000

Payments of promissory notes payable

(58,000)

(33,209)

Share issuance costs

(300)

(33,168)

Share subscriptions received

15,000

422,500

_____________________________________________________________________________________________________

Net cash provided by financing activities

552,815

386,123

Effects of exchange rates on cash and cash equivalents

(15,893)

(964)

_____________________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

(9,521)

(23,385)

Cash and cash equivalents, beginning of period

10,056

46,558

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

535

$

23,173

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the nine months ended September 30, 2005, the Company paid $1,319 in interest (nine months ended September 30, 2004 - $246).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

The condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The results of operations for the nine months ended September 30, 2005 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2005.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the year ended December 31, 2004.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $1,294,543 as at September 30, 2005 and has incurred a loss of $979,096 for the nine months then ended.  As of September 30, 2005, the Company has an accumulated deficit of $3,816,696 which results in a stockholders’ deficiency of $748,125.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

(c)

Revenue recognition:

For contracts requiring significant customization or services, the Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the consolidated condensed balance sheet as deferred revenue.  Direct costs associated with a contract that has not been recognized as revenue are capitalized in the consolidated condensed balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 3

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(d)

Stock-based compensation (continued):

The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in each period.

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2005

2004

2005

2004

_________________________________________________________________________________________________________________

Net loss, as reported

$

(381,976)

$

(328,157)

$

(979,096)

$

(699,889)

Add (deduct) stock-based employee

   compensation expense (recovery)

   included in reported net loss

(1,641)

(35,614)

(168,185)

139,465

Add (deduct) total stock-based employee

   compensation recovery (expense)

   determined under fair

   value-based method for all

   awards

2,624

(199,478)

(308,832)

(225,687)

_____________________________________________________________________________________________________

Pro forma net loss

$

(380,993)

$

(563,249)

$

(1,456,113)

$

(786,111)

_________________________________________________________________________________________________________________

Net loss per common share:

Basic and diluted – as

   reported

$

(0.02)

$

  (0.02)

$

(0.06)

$

(0.05)

Basic and diluted – pro forma

(0.02)

 (0.04)

(0.08)

(0.05)

_________________________________________________________________________________________________________________

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(f)

Share based compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“FAS 123R”).  The new Statement is effective for fiscal years beginning on or after December 15, 2005.  FAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and requires that such transactions be accounted for using a fair-value based method.  As required by FAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans.  The new rules will be effective for the Company beginning January 1, 2006.  The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments, and also the impact of other aspects of FAS 123R, including transitional adoption alternatives.

The impact of applying one of the fair-value based methods of accounting for stock options, the Black Scholes method, over the periods presented is disclosed in note 2(d).

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

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2005

2004

2005

2004

_________________________________________________________________________________________________________________

Net loss

$

(381,976)

$

(328,157)

$

(979,096)

$

(699,889)

Other comprehensive income (loss):

Currency translation adjustment

(40,360)

(30,619)

(30,670)

(12,296)

_____________________________________________________________________________________________________

Comprehensive loss

$

(422,336)

$

(358,776)

$

(1,006,220)

$

(712,185)

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Related party transaction:

Included in accounts payable as of September 30, 2005, is $27,608 due to a corporation controlled by an officer and director of the Company for consulting services rendered during the nine months ended September 30, 2004.

5.

Promissory notes payable:

_________________________________________________________________________________________________________________

September 30,

December 31,

2005

2004

_________________________________________________________________________________________________________________

Promissory notes, payable on demand, bearing interest at 12%

   per annum, secured by accounts receivable.

$    680,370           $

196,000

_________________________________________________________________________________________________________________

During the nine months ended September 30, 2005, the Company received cash consideration of $542,370 in exchange for the issuance of 12% promissory notes and repaid $58,000 to the lender.  Accrued interest of $37,762 (December 31, 2004 - $2,074) has been included in accrued liabilities at September 30, 2005.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to related party:

_________________________________________________________________________________________________________________

September 30,

December 31,

2005

2004

_________________________________________________________________________________________________________________

Promissory note, payable in Canadian dollars on seven days

   notice, no fixed repayment terms, bearing interest at 10% per annum compounded semi-annually until September 16, 2003

   and non-interest bearing thereafter, convertible at the option of the holder into common stock of the Company at any time

   (note 6(a)).

$

484,734

$

456,905

Promissory notes, payable on demand in U.S. dollars,

  bearing interest at 12% per annum compounded annually,

  repayable upon  receipt of payment of specific customer

  invoices, secured by specific customer invoices (note 6(b)).

41,360

-

_____________________________________________________________________________________________________

$

526,094

$

456,905

_________________________________________________________________________________________________________________

Both the 10% promissory note and the 12% promissory notes are secured by a general security agreement representing a first floating charge on all of the assets of the Company.

Additional terms and conditions related to the promissory notes payable to related party are as follows:

(a)

Under the terms of the 10% promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note is denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  During the three months ended September 30, 2005, the Company received $12,385 in exchange for an additional 10% promissory note.   Included in accrued liabilities is $83,595 (December 31, 2004 – $80,861) in accrued interest on these notes.  The lender has agreed that the promissory notes together with accrued interest would be convertible, at the lender’s option, into 4,405,302 common shares of the Company.  $12,385 was repaid subsequent to September 30, 2005.

(b)

Under the terms of the 12% promissory notes, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  These notes were repaid in full subsequent to September 30, 2005.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

At September 30, 2005, there were 2,521,548 additional shares available for grant under the Plan.

During the three months ended September 30, 2005, there were 75,000 stock options granted to employees.  The per share weighted-average fair value of stock options granted to employees under the Plan during the three months ended September 30, 2005 was $0.27 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.05%, volatility rate of 131%, and an expected life of 6 years.

During the six months ended June 30, 2005, there were 85,000 stock options granted to employees.  The per share weighted-average fair value of stock options granted to employees under the Plan during the six months ended June 30, 2005 was $0.44 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.01%, volatility rate of 134%, and an expected life of 6 years.

During the three months ended September 30, 2005, employees forfeited 625,000 stock options to purchase 625,000 common shares at $0.51 expiring at various dates up to June 14, 2012.

During the six months ended June 30, 2005, an employee forfeited 175,000 stock options to purchase 175,000 common shares at $0.51 expiring at various dates up to March 31, 2012.

As a result of modifications to employee stock options in prior years, the Company is required to account for modified options using variable accounting as prescribed by APB 25.  For the nine months ended September 30, 2005, non-cash compensation recovery of $104,151, $54,174 and $9,860 has been included in research and development, general and administrative and sales and marketing expenses, respectively relating to these modifications.  For the nine months ended September 30, 2004, non-cash compensation expense of $96,643, $24,929 and $15,954 has been included in research and development, general and administrative and sales and marketing expenses, respectively.

For the nine months ended September 30, 2005, non-cash compensation expense of $5,469 has been included in sales and marketing expenses with respect to stock options granted to non-employees and modification of options issued to non-employees (nine months ended September 30, 2004 - $1,939 was included in general and administrative expenses).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the three months ended September 30, 2005, the Company issued 166,667 shares of common stock in exchange for share subscriptions received of $50,000 and 200,000 shares of common stock in exchange previous commitments to issue shares (note 8(b)).  In addition, the Company issued 2,500 shares of common stock to settle an obligation in the amount of $750 with respect to share issuance costs.

During the six months ended June 30, 2005, the Company received $15,000 from investors pursuant to subscription agreements to purchase 50,000 shares of common stock at $0.30 per share.  A recovery of share issuance costs of $1,324 was recorded as a credit to additional paid-in capital.  The recovery of $2,517 is net of share issuance costs of $300.

During the three months ended September 30, 2005, share issuance costs of $1,044 were incurred and recorded as a debit to additional paid-in capital.

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

The Series A warrants can be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.  Of this amount $59,790 has been included in general and administrative expenses for the three months ended September 30, 2005 (September 30, 2004 - $Nil).  $239,161 and $538,112 have been included in prepaid expenses and deferred consulting services as at September 30, 2005, respectively.  These amounts will be recognized as an expense on a straight-line basis as services are rendered from October 1, 2005 to December 31, 2008.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

 (b) Warrants and common stock pursuant to consulting agreements (continued):

The Series B warrants can be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no registration statement registering the resale of the underlying shares and expire on December 31, 2009.  The Series B warrants can be exercised prior to July 31, 2006 if the Company has not terminated the consulting agreement and the Company has received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants is used for recognition purposes.  At September 30, 2005, no services have yet been rendered.

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company issued 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock was $126,000 and has been included in common stock and additional paid-in capital at September 30, 2005.  Of this amount, the Company has included $94,500 in general and administrative expenses for the nine months ended September 30, 2005.  The remaining balance of $31,500 is included in prepaid expenses at September 30, 2005 and will be recognized as an expense on a straight-line basis as services are rendered from October 1, 2005 to December 31, 2005.  The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  Of this amount, $86,008 has been included in general and administrative expenses for the nine months ended September 30, 2005 and $28,669 has been included in prepaid expenses at September 30, 2005.  The $28,669 will be recognized as an expense on a straight-line basis as services are rendered from October 1, 2005 to December 31, 2005.

Effective May 20, 2005, the Company entered into a consulting agreement with an unrelated party to provide public relations and investor communications services to the Company for the period from May 20, 2005 to September 19, 2005.  As compensation for these services, the Company agreed to issue 100,000 shares of common stock.  The fair value of the common stock has been estimated at $31,000 at May 20, 2005 and has been included in common stock to be issued for services at September 30, 2005.  Of this amount, $20,667 has been included in general and administrative expenses for the three months ended September 30, 2005 (nine months ended September 30, 2005 $31,000).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 11

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

9.

Research and development:

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2005

2004

2005

2004

_________________________________________________________________________________________________________________

Costs incurred

$

85,088

$

63,449

$

163,668

$

373,072

Investment tax credits

(6,170)

(6,585)

(20,609)

(17,276)

_____________________________________________________________________________________________________

$

78,918

$

56,864

$

143,059

$

355,796

_________________________________________________________________________________________________________________

10.

Net loss per share:

As the Company incurred a net loss during the nine months ended September 30, 2005 and 2004, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

_________________________________________________________________________________________________________________

Nine months

Nine months

ended

ended

September 30,

September 30,

Number of shares issued upon:

2005

2004

_________________________________________________________________________________________________________________

Exercise of options to purchase common stock

2,478,452

3,102,452

Conversion of promissory notes

4,309,302

4,309,302

Subscriptions to purchase common stock

-

116,667

Exercise of Series A warrants

1,700,000

-

Exercise of Series B warrants

1,500,000

-

Common stock to be issued pursuant to consulting agreements

100,000

-

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of September 30, 2005 and December 31, 2004.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2005

2004

2005

2004

_________________________________________________________________________________________________________________

United States

$

54,957

$

 53,920

$

157,675

$

513,888

Canada

 -

17,626

-

Asia

-

 -

-

9,876

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

September 30,

December 31,

2005

2004

_________________________________________________________________________________________________________________

Canada

$

292,649

$

160,716

United States

837,584

177

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three and nine months ended September 30, 2005 and 2004

(In U.S. dollars)

_____________________________________________________________________________________________________________________

13.

Economic dependence:

Four of the Company’s customers account for 96% of revenue for the nine months ended September 30, 2005 (September 30, 2004 – four customers account for 98%).

14.

Subsequent events:

Subsequent to September 30, 2005, a consultant forfeited 25,000 stock options to purchase 25,000 common shares at $0.51 per share expiring at various dates up to January 18, 2013 and a Director of the Company forfeited 21,000 stock options to purchase 21,000 common shares at $0.11 per share expiring on August 19, 2008.

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

(a) Revenue recognition

The following policy on revenue recognition was adopted in prior years and continues to be applicable in the current year:

For contracts requiring significant customization or services, the Company recognizes revenue using the completed contract method in accordance with the guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under the completed contract method, revenue is recognized in the period when all substantial obligations of the Company under the terms and conditions of a contract have been satisfied.  Cash receipts received in advance of the recognition of revenue and rights to advance payments are recorded in the balance sheet as deferred revenue.  Direct costs associated with a contract that has not been recognized as revenue are capitalized in the balance sheet as contracts in process.  A provision for contract losses is recognized as soon as the losses become evident.

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

Results of Operations

For the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004

Revenue:  Revenues for the three months ended September 30, 2005 were $54,957 compared to $53,920 for the three months ended September 30, 2004.  Revenues for the three months ended September 30, 2005 included the following:

•

$35,181 for one contract for services;

•

$17,203 for one contracts for products;

•

$2,573 related to product support contracts.

Revenues for the three months ended September 30, 2004 included the following:

•

$53,920 for two contracts for services.

Gross margin:  Gross margin for the three months ended September 30, 2005 was $50,701 (92% of revenue) compared to $38,453 (71% of revenue) for the three months ended September 30, 2004.  In 2005, the contracts for products were for license fees and required minimal cost to complete.  In addition, the contract for services was for an ongoing project requiring minimal cost to complete.  In 2004, one of the contracts for product and one of the contracts for services were expected to result in lower margins as they included a significant labour component.

General and administrative expenses:  General and administrative expenses for the three months ended September 30, 2005 were $242,350 compared to $75,852 for the three months ended September 30, 2004.  The increase in costs of approximately $167,100 includes the following significant items:

•

Increase in compensation related costs of approximately $6,000 due to the increase in accrued vacation benefits.

•

Increase in stock related compensation expense of approximately $16,900 resulting from recognition in 2004 of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in consulting expense of approximately $126,000.  This resulted from the issuance in January 2005 of 3,200,000 warrants to purchase common stock and an agreement to issue 200,000 shares of common stock in exchange for investor relations and public relations services.  In addition, the Company agreed to issue 100,000 shares of common stock for public relations and investor communications services for a four-month period commencing in May, 2005.

•

Increase of approximately $23,200 in professional fees due to the current regulatory environment.

•

Increase of approximately $6,000 in financing fees due to an increase in the level of debt required to fund on-going operations.

•

Decrease of approximately $14,200 in travel costs due to a reduction in travel activity.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended September 30, 2005 were $89,853 compared to $80,163 for the three months ended September 30, 2004.  The increase in costs of approximately $9,700 includes the following significant items:

•

Increase in compensation related costs of approximately $8,400 due to the increase in accrued vacation benefits.

•

Decrease in stock related compensation expense of approximately $9,300 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase of approximately $4,900 in the costs of on-line demonstrations of our products and services due to the increase in staffing.

•

Increase of approximately $8,000 in travel costs.

Research and development expenses:  Research and development expenses for the three months ended September 30, 2005 were $78,918 compared to $56,864 for the three months ended September 30, 2004.  The increase in costs of approximately $22,000 includes the following significant items:

-

Decrease in compensation related costs of approximately $3,900 due to an overall decrease in the level of staffing offset by the impact of translating payroll in Canadian dollars to U.S. dollars.

-

Increase in stock related compensation expense of approximately $28,300 resulting from a net reduction recognized in 2004 in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

Depreciation:

Depreciation was $1,858 for the three months ended September 30, 2005 compared to $3,973 for the three months ended September 30, 2004.

Interest expense:

Interest expense increased from $1,113 for the three months ended September 30, 2004 to $18,731 for the three months ended September 30, 2005 as a result of an increase in the level of debt.

Foreign exchange:

Foreign exchange expense was $967 for the three months ended September 30, 2005 compared to $1,939 for the three months ended September 30, 2004.

Net loss:

Net loss was $381,976 ($0.02 per share) for the three months ended September 30, 2005 compared to $328,157 ($0.02 per share) for the three months ended September 30, 2004.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

*

license our software applications to a sufficient number of clients

*

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

*

successfully develop related software applications.

For the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004

Revenue:  Revenues for the nine months ended September 30, 2005 were $175,301 compared to $523,764 for the nine months ended September 30, 2004.   Revenues for the nine months ended September 30, 2005 included the following:

•

$118,057 for one contract for services;

•

$51,752 for four contracts for products;

•

$5,493 related to product support contracts.

Revenues for the nine months ended September 30, 2004 included the following:

•

$346,672 recognized for accounting purposes in that period as a result of using the completed contract method of accounting for one contract for services and two contracts for products that had been started in prior periods;

•

$112,810 for three contracts for services;

•

$64,282 for two contracts for products.

Gross margin:  Gross margin for the nine months ended September 30, 2005 was $157,577 (90% of revenue) compared to $277,321 (53% of revenue) for the nine months ended September 30, 2004.  In 2005, the contracts for products were for license fees and required minimal cost to complete.  In addition, the contract for services was for an ongoing project requiring minimal cost to complete.  In 2004, two of the contracts for products and the contracts for services were expected to result in lower margins as they included a significant labor component.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2005 were $627,322 compared to $256,316 for the nine months ended September 30, 2004.  The increase in costs of approximately $371,000 includes the following significant items:

•

Increase in compensation related costs of approximately $45,000 due to an increase in the level of full-time staffing.

•

Decrease in stock related compensation expense of approximately $81,000 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in consulting expense of approximately $344,000 as a result of the issuance in January, 2005 of 3,200,000 warrants to purchase common stock and an agreement to issue 200,000 shares of common stock in exchange for investor relations and public relations services.  In addition, the Company agreed to issue 100,000 shares of common stock for public relations and investor communications services for a four-month period commencing in May, 2005.

•

Increase of approximately $52,300 in professional fees due to the current regulatory environment.

•

Increase of approximately $18,500 in financing fees due to an increase in the level of debt required to fund on-going operations.

•

Decrease of approximately $17,000 in travel costs.

•

Net increase of approximately $10,000 in other miscellaneous costs.

Sales and marketing expenses:  Sales and marketing expenses for the nine months ended September 30, 2005 were $310,251 compared to $199,879 for the nine months ended September 30, 2004.  The increase in costs of approximately $110,400 includes the following significant items:

•

Increase in compensation related costs of approximately $114,400 due to hiring of two full-time sales representatives and a sales consultant.  In June, 2005, the Company terminated one of the sales representatives.

•

Decrease in stock related compensation expense of approximately $20,400 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase of approximately $9,900 in the costs of on-line demonstrations of our products and services due to the increase in staffing.

•

Increase of approximately $3,700 in travel costs.

Research and development expenses:  Research and development expenses for the nine months ended September 30, 2005 were $143,059 compared to $355,976 for the nine months ended September 30, 2004.  The decrease in costs of approximately $212,700 includes the following significant items:

•

Decrease in compensation related costs of approximately $27,100 due to an overall decrease in the level of staffing.

•

Decrease in stock related compensation expense of approximately $200,800 resulting from a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Decrease in consulting fees of approximately $6,700 due to a decrease in the requirements for outside support for our internal computer systems.

•

Increase of approximately $7,200 in other miscellaneous costs.

•

Net decrease of approximately $10,600 in the amount of research and development costs transferred to contracts-in-process and cost of sales.

Depreciation:

Depreciation decreased from $11,617 for the nine months ended September 30, 2004 to $11,555 for the nine months ended September 30, 2005.

Interest expense:

Interest expense increased from $5,174 for the nine months ended September 30, 2004 to $39,340 for the nine months ended September 30, 2005 as a result of an increase in the level of debt.

Foreign exchange:

Foreign exchange expense decreased from $5,621 for the nine months ended September 30, 2004 to $5,146 for the nine months ended September 30, 2005.

Net loss:

Net loss was $979,096 ($0.06 per share) for the nine months ended September 30, 2005 compared to $699,889 ($0.05 per share) for the nine months ended September 30, 2004.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At September 30, 2005, the Company had negative working capital of $1,294,543 compared to negative working capital of $861,334 at December 31, 2004.  The Company had $535 in cash at September 30, 2005 compared to $10,056 at December 31, 2004.

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

Net cash used in operating activities:  During the nine months ended September 30, 2005, the Company used $541,844 in cash in operations compared to a use of cash in operations of $399,958 for the nine months ended September 30, 2004.  The use of cash in operations for the nine months ended September 30, 2005 resulted from a loss of $979,096 for the period and a recovery in compensation expense of $162,716 offset by non-cash consulting fees of $391,145, depreciation of $11,555, non-cash interest expense of $38,021 and a net change in non-cash working capital of $159,247.  The use of cash for the nine months ended September 30, 2004 resulted from a loss of $699,889 and $16,179 net change in non-cash working capital offset by non-cash compensation expense of $139,465, non-cash consulting fees of $13,050, loss on extinguishment of debt of $147,050, depreciation expense of $11,617 and non-cash interest expense of $4,928.

Net cash used in investing activities:  During the nine months ended September 30, 2005, the Company purchased property and equipment of $4,599 compared to purchases of $8,586 for the nine month period ended September 30, 2004.

Net cash provided by financing activities:  During the nine months ended September 30, 2005, the Company raised $538,115 (net of repayments of $58,000) by issuing 12% promissory notes and $15,000 from subscriptions to purchase 50,000 shares of common stock at $0.30 per share, offset by $300 in share related issuance costs.  During the nine months ended September 30, 2004, the Company raised $422,500 from subscriptions to purchase 1,408,333 shares of common stock at $0.30 per share offset by $33,168 in share related issuance costs.

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

In connection with the review of our consolidated financial statements for the period ended September 30, 2004, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  In connection with the review of the consolidated financial statements for the period ended September 30, 2005, our independent registered public accounting firm advised the Board of Directors and management of an additional significant internal control deficiency that they considered to be a material weakness.  In particular, during the quarter ended September 30, 2005, our Vice President Finance, Secretary and Treasurer resigned, further evidencing the lack of segregation of duties.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the beginning of the period covered by this report.

Lack of segregation of duties.  Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  There is one person involved in processing of transactions.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  We are currently seeking, but cannot be assured that we will be able to find, a qualified part time person to perform routine, month end accounting procedures.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  As a result, there is a lack of timely review of the financial statements and Form 10-QSB.  This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

Resignation of our Vice President Finance, Secretary and Treasurer.  During the quarter ended September 30, 2005 our Vice President, Finance, Secretary and Treasurer resigned.  In the short term, the finance activities of the Corporation have been continued by the remaining executives with the assistance of temporary, part-time help. The long term plan is to hire a replacement for the Vice President Finance. This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Vice President Finance, Secretary and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and Vice President Finance, Secretary and Treasurer have concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described above.

PART II

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

CHANGES IN SECURITIES

During the six months ended June 30, 2005, the Company had the following transactions:

•

Issued $422,423 of 12% promissory notes and repaid $58,000 of these promissory notes;

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

•

Granted 110,000 stock purchase options to purchase 110,000 common shares at exercise prices between $0.31 and $0.75 expiring at various dates to January 18, 2013;

•

Received $15,000 in subscriptions to purchase 50,000 shares of common stock at $0.30 per share.

•

Cancelled 175,000 stock purchase options to purchase 175,000 common shares at $0.51 expiring at various dates up to March 31, 2012.

During the three months ended September 30, 2005, the Company had the following transactions:

•

Issued $41,360 of 12% promissory notes to a related party;

•

Issued $12,385 of 10% promissory note to a related party;

•

Issued $119,947 of 12% promissory notes;

•

Granted 75,000 stock purchase options to purchase 75,000 common shares at $0.301 expiring at various dates up to September 15, 2012;

•

Cancelled 100,000 stock purchase options to purchase 100,000 common shares at $0.51 expiring at various dates up to June 14, 2012;

•

Cancelled 525,000 stock purchase options to purchase 525,000 common shares at $0.51 expiring at various dates up to June 14, 2012;

•

Issued 200,000 shares of common stock to an unrelated party pursuant to an agreement to provide public relations and investor communications services to December 31, 2005.

•

Issued 166,667 shares of common stock in exchange for share subscriptions received of $50,000;

•

Issued 2,500 shares of common stock to settle an obligation in the amount of $750 with respect to share issuance costs;

During the period from October 1, 2005 to November 11, 2005, the Company had the following transactions:

•

 Cancelled 25,000 stock purchase options to purchase 25,000 common shares at $0.51 per share expiring at various dates up to January 18, 2013.

•

 Cancelled 21,000 stock purchase options to purchase 21,000 common shares at $0.11 per share expiring at various dates up to August 19, 2008.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

Exhibit 31.a

Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.b

Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.a

Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.b

Certification of principal financial and accounting officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

Dated: November 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

(principal executive officer)

Dated: November 14, 2005