Form 10KSB
period 2005-12-31
DATAJUNGLE SOFTWARE INC
filed 2006-03-31
CIK 81350

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

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

State issuer’s revenues for its most recent fiscal period:  $588,209

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock as of March 17, 2006, was $6,660,284, based upon the closing price ($0.40) multiplied by the 16,650,709 shares of the issuer’s common stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 17, 2006: 25,237,809.

DOCUMENTS INCORPORATED BY REFERENCE:  See Item 13, Exhibits, page 62.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DATAJUNGLE SOFTWARE INC.

Form 10-KSB

December 31, 2005

Table of Contents

Page No.

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

16

Item 3.

Legal Proceedings.

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters.

16

Item 6.

Management's Discussion and Analysis or Plan of Operation.

19

Item 7.

Financial Statements.

27

Item 8.

Changes in and Disagreements With Accountants

on Accounting and Financial Disclosure.

55

Item 8A.

Controls and Procedures

55

Item 8B.

Other Information

56

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

57

Item 10.

Executive Compensation.

59

Item 11.

Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters.

61

Item 12.

Certain Relationships and Related Transactions.

62

Item 13.

Exhibits

62

Item 14

Principal Accountant Fees and Services

63

Signatures

64

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

Item 1.  Description of Business.

Overview

DataJungle Software Inc. (“DataJungle” or “Company”) develops enterprise business intelligence (“BI”) front-end applications that integrate with both of the back-end infrastructure platforms of Microsoft Corporation (“Microsoft”) and Cognos Corporation (“Cognos”), two of the leading BI infrastructure companies.  Our products translate raw business data into highly visual and interactive tabular and graphical displays of information.  DataJungle’s flagship product, MatrixTM presents itself as information dashboards or front-end solutions to the BI and relational database server infrastructures that are widely utilized by businesses worldwide.

DataJungle is uniquely positioned to exploit:

•

The emergence of information dashboards as a top information technology (“IT”) priority;

•

The rapidly accelerating market growth for Microsoft-based BI solutions, and

•

Microsoft’s aggressive promotion of its BI solutions.

Some of the world's leading businesses rely on DataJungle software to deliver business information to key decision makers.  DataJungle has a number of large enterprise customers and a growing list of prominent partners and resellers, including Microsoft and Cognos.

DataJungle operates through a wholly owned Canadian subsidiary located in Ottawa, Ontario, Canada.

Our Products

MatrixTM is a powerful, zero footprint Web-based product that allows end-users to create highly visual dashboard-like “live” business views on top of their existing relational and OLAP data sources.  It has been specifically designed to provide maximum flexibility and user independence from corporate IT departments and from specialized report authors or programmers.  MatrixTM brings together, in one integrated application, all of the key BI capabilities required by the broadest range of user classes in an organization – these include: dashboarding, analysis, scorecarding, wireless alerting, and collaboration.

MatrixTM can be deployed out-of-the-box or can be readily customized to create virtually any type of interface and BI application.

With MatrixTM, end users can define personal dashboard views that allow them to understand the status of their key performance indicators at a glance and to drill in for additional detail or to perform further exploration where a deeper understanding and action is warranted.  Scorecards and user-defined alerts provide indicators when there has been a change in performance status or important thresholds have been broken.

MatrixTM also provides unmatched flexibility in how it is deployed. It can run in its own application framework, or individual views can be readily ported to any Microsoft SharePoint portal or Web page, while retaining full connectivity to the backend data source.  MatrixTM also provides maximum customizability in terms of presentation and the functionality that is exposed to various user classes.

MatrixTM integrates with the key Microsoft business intelligence technologies — including: Analysis Services (OLAP, ROLAP, and HOLAP), Reporting Services, SQL Server and SharePoint.  Views based on Cognos PowerPlay cubes can also be included in MatrixTM dashboards.  MatrixTM provides an easy and fast path for customers to extract value from their Microsoft SQL Server/Business Intelligence platform.  MatrixTM can support a mixed environment of both the Microsoft and Cognos platforms in one end user BI application.

In cases where users need to track metrics in real time, MatrixTM includes an integrated wireless alerting component (MatrixTM Mobile), which presents the same metrics and alerts that users define in their dashboard. This wireless module works with most wireless devices such as the RIM Blackberry or any WAP 2-0 enabled cell phone.

Our Markets

DataJungle targets the business intelligence software market and the business data market with the same core technology and products.

Business Intelligence Software Market:  This market includes a variety of tools and applications focused on helping knowledge workers and business managers to access and analyze key business data and performance metrics.  The intention of these products is primarily to help companies make better and faster business decisions.

Existing products in this market provide powerful server technology but are limited in flexibility, user functionality and interactivity.  They also provide little or no integration between the different types of application servers.  The vendors in the business intelligence software market have products that are either too complex or inflexible for the typical user of the data.

Business Data Market:  This market includes companies that are in the business of selling industry and market research data.  These vendors typically do not provide software reporting tools to allow users of the data to extract the full value of the data.

The vendors in the business data market have not been able to develop commercial quality software and many continue to deliver data in raw format, paper reports or in basic electronic formats.  DataJungle can provide the interactivity and flexibility required for these users.

Our Market Positioning

DataJungle is positioned to exploit a growing opportunity on the Microsoft BI platform.   DataJungle entered the Microsoft-based BI market in June of 2005.  Microsoft released SQL Server 2005 in December (its first major release in five years).  The SQL Server 2005 release is important to Microsoft’s strategic thrust in the BI infrastructure market.  However, Microsoft itself does not have a Web based front-end solution for its SQL Server nor one that integrates with both of the Microsoft and Cognos platforms.  This represents an enormous opportunity for DataJungle to work with Microsoft in the business intelligence market.

Our Sales and Distribution

DataJungle reaches its market through its own direct sales team and through the use of its growing network of partners.

The direct sales approach entails our management and sales representatives making contacts within the organizations of target customers to present the benefits and competitive advantages of our products and services. Leads to such presentations are generated primarily through existing contacts of management and our sales representatives.

Partners include both MatrixTM resellers and OEM software companies, which embed MatrixTM as the front end to their own software solutions. In addition, DataJungle works closely with Microsoft and Cognos both as technical partners and to develop market opportunities. With the growing emergence of Microsoft as a dominant BI player, DataJungle will increasingly rely on the well-established Microsoft partner channel, because it is the fastest and most effective way of reaching the mass Microsoft market.

The territory where most potential clients reside is expected to be in the U.S.  In addition to the partners and resellers described above, four individuals within the company are focused primarily on sales and marketing efforts.

We anticipate that the main expense factors for continuing marketing efforts will be for:

•

Additional personnel

•

Direct marketing to potential customers

•

Participation in trade shows

•

Travel and living expense

•

Preparation of collateral material to support sales and distribution efforts

•

Training and support of resellers

Our Competition and Product Differentiation

There are few significant packaged software competitors to DataJungle on the Microsoft platform. Although these companies are successful, they still only account for a tiny share of the overall opportunity and tend to focus on a narrower, more specialized class of users, whereas DataJungle is focused on the much broader market of information workers who demand ease-of-use, independence from the IT department, and a range of BI capabilities.

DataJungle MatrixTM represents a new class of BI product that was designed to provide both an optimal end-user experience and virtually immediate ROI for customers. It is differentiated in a number of important ways.

•

All key functional modules in a single product — MatrixTM encompasses dashboarding, analysis, scorecarding, reporting, annotation, collaboration, and wireless alerting.

•

Maximum flexibility — MatrixTM provides virtually unlimited customizability

•

User independence and ease-of-use — MatrixTM allows end-users to design highly enriched, personalized dashboards without the need to rely on the IT department or specialized report authors.

•

Enriched user experience — MatrixTM is unmatched in terms of its interactivity and visual impact.

•

Support for multiple platforms — A single MatrixTM dashboard can integrate with Microsoft SQL Server/Analysis Services, Microsoft Reporting Services, Microsoft SharePoint portal, Cognos data sources, and other relational data sources.

Although DataJungle products are not intended to directly compete with the products offered by vendors in the business intelligence software market or the business data market, our products do overlap with products and services offered by these vendors.  Some of these vendors have considerably more resources than DataJungle and may be developing capabilities competitive with DataJungle.  In addition, we cannot assure that competitive products do not currently exist or will not be developed or that our products will be saleable in the marketplace on a profitable basis.

Economic Dependence

For the year ended December 31, 2005, four customers accounted for 95% of our revenues.  A small customer base is expected to account for a significant portion of our revenues until our products receive wider market recognition through efforts of our sales representatives and resellers.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities prior to the recovery of related tax credits from various levels of government:

Twelve Months	Twelve Months
December 31, 2005	December 31, 2004
$ 273,428	$ 401,421

During 2005, we spent approximately 7,800 hours (2004 – approximately 8,100 hours) on research and development activities.

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

We cannot assure that we will be able to obtain or maintain protection of our intellectual property. We also cannot assure that our technology does not infringe upon the intellectual property rights of others. In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected. For more information please see "Risk Factors" below.

Employees

As of March 17, 2006, DataJungle had 14 personnel, including 4 executive officers (2 responsible for sales and marketing and product development and 2 in administration), 7 software developers and programmers, 1 in sales field support and 2 in direct sales. All of our personnel are located in Ottawa, Canada. In addition, we engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions as required.

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

We incurred a net loss of $1,105,663 and negative cash flow from operations of $588,491 during the year ended December 31, 2005.  During the year ended December 31, 2004, we incurred a net loss of $881,466 and negative cash flow from operations of $601,847.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to possibly increase from current levels as we increase expenditures for:

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

We require additional working capital to proceed with our long-term business plan.  If we are unable to raise additional financing, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to limit or curtail our future operations.

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

The business intelligence software industry is characterized by technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology.  As a result, we must continually change and improve our products in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology.  The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable.  Our future operating results will depend upon our ability to enhance our current products and to develop and introduce new products on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards.  If we do not respond adequately to the need to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

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

If we discover that any of our products or technology we license from third parties violate third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering.    In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  We currently do not have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others.  Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business.  Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling our products.  Any of these events could have a material adverse effect on our business, operating results and financial condition.

If security were breached, our business would be materially adversely affected.

A key element of our technology and products is the ability to access business information using the Internet, either through facilities of our customers or hosted by us.  If anyone was able to circumvent security measures, they could misappropriate proprietary information or cause interruptions or problems with our hardware and software or customers using our products.  Any such security breaches could significantly damage our business and our reputation.  In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures taken by us may not prevent disruptions or security breaches.    In the event that future events or developments result in a compromise or breach of the technology we use to protect a customer's personal information, our financial condition and business could be materially adversely affected.

Our operating results may prove unpredictable and may fluctuate significantly.

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

•

a decrease in the level of spending for information technology-related products and services by our existing and potential customers; and

•

general economic conditions as well as economic conditions specific to users of our products and technology.

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

The market prices of securities of technology companies are extremely volatile and sometimes reach unsustainable levels that bear no relationship to the past or present operating performance of such companies. Factors that may contribute to the volatility of the trading price of our common stock include, among others:

•

our quarterly results of operations;

•

the variance between our actual quarterly results of operations and predictions by stock analysts and investors;

•

financial predictions and recommendations by stock analysts concerning technology companies and companies competing in our market in general, and concerning us in particular;

•

public announcements of technical innovations relating to our business, new products or technology by us or our competitors or acquisitions or strategic alliances by us or our competitors;

•

public reports concerning our products or technology or those of our competitors; and

•

the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

In addition to the foregoing factors, the trading prices for equity securities in the stock market in general, and technology companies in particular, have been subject to wide fluctuations that may be unrelated to the operating performance of the particular company affected by such fluctuations.  Consequently, broad market fluctuations may have an adverse effect on the trading price of our common stock regardless of our results of operations.

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

We have issued options and may issue additional options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 17, 2006 we have outstanding options to purchase a total of 3,802,452 shares of our common stock.  Of these options, 1,881,271 have exercise prices below the recent market price of $0.40 per share (as of March 17, 2006).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plan has 1,197,548 shares remaining for issuance as of March 17, 2006.  Future options issued under the plan may have further dilutive effects.

A holder of a promissory note had the option of converting outstanding principal plus interest thereon into 4,309,302 shares of our common stock based on a rate of one common share for each $0.15 CAD of debt converted.  On January 24, 2006, the holder’s assignees exercised the option and converted the outstanding principal and interest thereon into 4,309,302 shares of our common stock.  The 4,309,302 shares of common stock were issued by our transfer agent on February 23, 2006.

At December 31, 2005, we had 3,200,000 stock purchase warrants outstanding pursuant to consulting agreements which would allow the holders to acquire up to 3,200,000 shares of our common stock at an exercise price of $0.50 per share expiring on December 31, 2009.  On January 24, 2006, we cancelled one of the consulting agreements and cancelled 3,000,000 of the stock purchase warrants.  As consideration for cancellation of the stock purchase warrants, we agreed to issue 305,000 shares of our common stock (which were issued by our transfer agent on February 23, 2006).  Issuance of stock pursuant to the remaining 200,000 warrants would have a dilutive effect on stockholders.

On January 24, 2006, a lender or its assignees agreed to convert $680,370 of 12% promissory notes and accrued interest thereon to January 15, 2006 to 2,973,167 shares of our common stock (which were issued by our transfer agent on February 23, 2006) and 2,973,167 warrants to purchase 2,973,167 shares of our common stock.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.  Issuance of stock pursuant to the warrants would have a dilutive effect on stockholders.

During 2005, we received $105,000 in exchange for the issuance of 12% promissory notes.  The promissory notes and accrued interest are convertible, at the lenders option, to shares of our common stock at a price of $0.20 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares purchased by the lender.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.  Issuance of stock pursuant to the conversion of the promissory notes and exercise of the warrants would have a dilutive effect on stockholders.

Subsequent to December 31, 2005, we received $95,000 from investors pursuant to demand promissory notes bearing interest at 12% per annum.  These promissory notes are convertible into 475,000 shares of common stock and 475,000 stock purchase warrants to purchase 475,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

Issuance of shares pursuant to the exercise of options, exercise of stock purchase warrants, anti-dilution provisions or the conversion of promissory notes could lead to subsequent sales of the shares in the public market which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

A large number of shares will be eligible for future sale and may depress our stock price.

As of March 17, 2006, we had outstanding 25,237,809 shares of common stock of which approximately 20,584,874 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

•

whose prices are not quoted on the NASDAQ automated quotation system; or

•

of issuers with net tangible assets less than

o

$2,000,000 if the issuer has been in continuous operation for at least three years; or

o

$5,000,000 if in continuous operation for less than three years; or

•

of issuers with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer:

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

As of March 17, 2006, our current and former executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 41% of the outstanding common stock if they were eligible to exercise all of the options held by them.  These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Item 3.  Legal Proceedings.

We are not presently a party to any litigation.

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

The following table sets forth the range of high and low bid quotes of our common stock per quarter in 2004 and 2005, as reported by the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low

2004
January 1 to March 31	0.70	0.51
April 1 to June 30	0.89	0.35
July 1 to September 30	0.98	0.60
October 1 to December 31	0.82	0.46
2005
January 1 to March 31	0.76	0.31
April 1 to June 30	0.51	0.22
July 1 to September 30	0.30	0.21
October 1 to December 31	0.29	0.13
On March 17, 2006, the closing price of our common stock was $0.40 per share.

(b)

Holders -- There were approximately 1,038 holders of record of our common stock as of March 17, 2006, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 17, 2006 was 25,237,809 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	2,432,452	$ 0.43	2,567,548
Total	2,432,452	$ 0.43	2,567,548

We have granted options to purchase an aggregate of 83,700 shares of our common stock to non-employees in consideration for consulting services rendered.  These options entitle the holders to purchase shares of common stock at an exercise price of $0.40 per share.  All of these were vested at December 31, 2005 and are exercisable at various dates until February 28, 2013.  These options were granted pursuant to our Share Option Plan, which was adopted by our board of directors and became effective on April 16, 2004.  The plan has not been approved by our stockholders.  The plan authorizes a committee of our board of directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 5,000,000 shares of common stock were reserved for issuance under the terms of the Share Option Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)

Sales of Unregistered Securities

During the three months ended December 31, 2005, we had the following transactions:

•

Issued $41,000 of 10% promissory notes to an unrelated party;

•

Issued $105,000 of 12% promissory notes to unrelated parties.  These promissory notes are convertible to shares of our common stock at a price of $0.20 per share plus a warrant for the purchase of the number of common shares equal to 50% of the number of common shares purchased by the lender.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010;

•

Issued $41,122 of 10% promissory notes to a related party and repaid $53,745 to the lender.

During the period from January 1, 2006 to March 17, 2006, we had the following transactions:

•

Repaid $41,000 of 10% promissory notes to an unrelated party;

•

Issued 4,309,302 shares of our common stock on conversion of promissory notes and accrued interest payable to a related party;

•

Issued 2,973,167 shares of our common stock on conversion of $680,370 of 12% promissory notes and accrued interest.  In addition, we issued 2,973,167 warrants to purchase 2,973,167 shares of our common stock.  These warrants are exercisable at $0.30 per share and expire on December 31, 2010;

•

Cancelled 1,500,000 Series A warrants and 1,500,000 Series B warrants.  As consideration for cancellation of the Series A warrants, we agreed to issue 305,000 shares of our common stock;

•

Granted 1,100,000 stock purchase options to officers and directors to purchase 1,100,000 shares of our common shock at an exercise price of $0.25 and expiring at various dates to January 31, 2013;

•

Granted 270,000 stock purchase options to employees to purchase 270,000 shares of our common stock at an exercise price of $0.25 and expiring at various dates to February 1, 2013;

•

Received $95,000 from investors pursuant to demand promissory notes bearing interest at 12% per annum.  These promissory notes are convertible into 475,000 shares of common stock and 475,000 stock purchase warrants to purchase 475,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company discussed in this section.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the year ended December 31, 2005 included in this report.

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

During the year-ended December 31, 2004, the Company made its initial sales of product licenses.  As a consequence, the following policy on revenue recognition was adopted in that year:

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

(c)  Deferred consulting services:

The Company adopted the following policy related to deferred consulting services during the year-ended December 31, 2005:

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

Plan of Operations

Due to our limited operating history, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2006.  In addition, our plans for 2006 are dependent upon obtaining additional capital and achieving our sales objectives.  Our major initiatives through December 31, 2006 are:

•

furthering the development of our products; and

•

increasing commercial sales of our products, and continuing our current marketing program.

For more information, please see “Part 1. Item 1: Description of Business; Our Products.”

Marketing Plans:

In addition to partner arrangements with Microsoft and Cognos, DataJungle has entered into 19 reseller agreements and 3 original equipment manufacturer (“OEM”) agreements in North America and

Europe.  Efforts to increase our customer base were increased in calendar 2005.  At March 17, 2006, we had 2 full-time sales representatives in Ottawa, Canada and 2 of our executive officers spending significant efforts to further increase our customer base.  Their current focus is to expand the number of leads and to continue to identify resellers and partners in the U.S., Western Europe and Asia.

Marketing leads are being developed by direct identification of potential customers, a limited amount of advertising and through trade shows, personal contacts of management and our sales representatives.

Our sales representatives, who are compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining the products and their benefits to potential customers.  In addition, we expect to hire additional sales representatives and support related staff.

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

Other Initiatives in 2006:

In addition, we expect to increase general and administrative staff in 2006 in order to improve our segregation of duties and controls over financial reporting.

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

•

private placements of common stock;

•

exercise of stock options at an average exercise price of $0.43 per share; and

•

funding from potential clientele or future industry partners.

During the period from January 1, 2006 to March 17, 2006, we raised $95,000 through a private placement to issue 475,000 shares of common stock at $0.20 per share and 475,000 stock purchase warrants to purchase 475,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.    These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, there will be an ongoing requirement for funding as described above.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors” in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2005 and 2004 and with respect to the consolidated balance sheets as at December 31, 2005 and 2004, are derived from our audited consolidated financial statements included in Item 7.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Operations Data	$	$
Revenues	588,209	601,128
Gross profit	537,574	334,222
General and administrative	850,831	344,702
Sales and marketing	465,230	313,371
Research and development	242,188	381,494
Depreciation of property and equipment	13,773	15,967
Interest expense	61,251	7,516
Net loss	1,105,663	881,466
Cash Flow Data
Net cash used in operations	(588,491)	(601,847)
Net cash used in investing activities	(6,503)	(8,586)
Net cash from financing activities	686,192	581,868
Effects of exchange rates on cash	(15,452)	(7,937)
Net increase (decrease) in cash	75,746	(36,502)

Balance Sheet Data
Cash	85,802	10,056
Accounts and investment tax credits receivable	260,057	125,968
Contracts-in-process	5,677	-
Prepaid expenses	249,126	9,688
Total current assets	600,662	145,712
Deferred consulting services	478,322	-
Property and equipment	7,970	15,181
Total assets	1,086,954	160,893
Accounts payable and accrued liabilities	604,462	349,980
Promissory notes and other obligations	815,295	196,000
Promissory notes to related party	513,500	456,905
Deferred revenue	34,284	4,161
Total current liabilities	1,967,541	1,007,046
Stockholders’ deficiency	(880,587)	(846,153)

Results of Operations

In this section, we discuss our earnings for the years ended December 31, 2005 and 2004 and the factors affecting them that resulted in changes from one year to the other.

Our financial statements have been prepared in accordance with U.S. GAAP and presented in U.S. dollars for purposes of this report.

The year ended December 31, 2005 compared to the year ended December 31, 2004

Revenue:  Revenues for the year ended December 31, 2005 were $588,209 compared to $601,128 for the year ended December 31, 2004.  In the December 31, 2005 period, the Company completed six contracts for products totaling $314,599 (2004 – six contracts for $190,663) and two contracts for services for $273,610 (2004 – two contracts for $410,465).  Of the total revenues of $601,128 for the year ended December 31, 2004, $307,176 had been recorded on the balance sheet of the Company as deferred revenue as at December 31, 2003 representing payments received from customers prior to that date.  As at December 31, 2005, the Company was completing one contract for which revenue had not been recognized at December 31, 2005.

Gross profit:  Gross profit for the year ended December 31, 2005 was $537,574 (91% of revenue).  For the year ended December 31, 2004, the gross profit was $334,222 (56% of revenue).  For the year ended December 31, 2005, the gross profit on product sales was $309,437 (98% of product revenue) and $228,137 on services (83% of services revenue).  For the year ended December 31, 2004, the gross profit on product sales was $93,658 (49% of product revenue) and $240,564 on services (59% of services revenue).  The projects completed in 2005 had gross profit ranging from 77% to 100%.  The contracts completed in 2004 had gross profit ranging from 5% for a project that was expected to have minimal gross profit to 100% for a software license sale that was completed without any direct costs.  The improvement in product gross profit in 2005 compared to 2004 is the result of improvements to our product offerings and our ability to deploy products with minimal direct costs.  The improvement in services gross profit in 2005 compared to 2004 is primarily attributed to a project with recurring revenue that requires minimal ongoing direct costs to deliver.

General and administrative expenses: General and administrative expenses consist primarily of personnel costs, professional fees, consulting fees, occupancy related costs, financing related costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2005, we incurred $850,831 in expenses compared to $344,702 during the year ended December 31, 2004.  The net increase of approximately $506,000 results primarily from the following:

•

Increase in consulting fees of approximately $499,000.  This increase relates primarily to the impact of issuing warrants and stock to unrelated parties in consideration for investor relations and communications services performed in 2005.

•

Increase in professional fees of approximately $51,000.  In 2005, we incurred additional accounting related costs due to the current regulatory environment and costs for preparation of tax related filings.  In addition, we outsourced certain accounting related activities in the last quarter of 2005 due to the resignation of our Vice President Finance on September 30, 2005.

•

Increase in bank charges and financing fees of approximately $18,000 due to increased levels of debt incurred in 2005 and arrears in certain tax related obligations.

•

Increase in personnel related costs of approximately $5,000.  In 2005, an increase in personnel related costs due to having a full-time President and an increase in benefit costs was partially offset by a decrease in personnel related costs due to the resignation of our Vice President Finance.

•

Decrease in stock compensation costs of approximately $60,000.  This decrease results from a reduction in the intrinsic value of certain stock options accounted for using variable accounting due to a decline in the price of our common stock from $0.63 at December 31, 2004 to $0.22 at December 31, 2005.

•

Decrease in travel costs of approximately $17,000.  In 2004, costs were incurred related to presentations for financing purposes.  There was no significant amount of travel in 2005.

•

Increase in various other costs of approximately $10,000 due primarily to general price increases in 2005.

Sales and marketing:  Sales and marketing expenses consist primarily of personnel costs, costs related to demonstrations of our product and travel.  During the year ended December 31, 2005, we incurred $465,230 in expenses compared to $313,371 during the year ended December 31, 2004.  The net increase of approximately $152,000 results from the following:

•

Increase in personnel related costs of approximately $162,000.  This increase includes the following:

-

Salary increase and sales commissions to two of our executives.

-

Cost of a sales support engineer hired at the beginning of 2005.

-

Cost of a sales representative for the full year in 2005 compared to six months in 2004.

-

Increase in benefits related to the personnel described above partially offset by a decrease in compensation resulting from termination of a sales representative and sales consultant in 2005 who were hired in 2004.

•

Decrease in stock compensation costs of approximately $28,000.  This decrease results from a reduction in the intrinsic value of certain stock options accounted for using variable accounting due to a decline in the price of our common stock from $0.63 at December 31, 2004 to $0.22 at December 31, 2005.

•

Increase in the costs of doing demonstrations of our product, travel and other expenses of approximately $18,000 resulting from the increase in sales related activities.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications plus an applicable allocation of rent for space occupied by research and development personnel.  For the year ended December 31, 2005, we incurred $242,188 in expenses compared to $381,494 during the year ended December 31, 2004.  The net decrease of approximately $139,000 results from the following:

•

Decrease in stock compensation costs of approximately $162,000.  This decrease results from a reduction in the intrinsic value of certain stock options accounted for using variable accounting due to a decline in the price of our common stock from $0.63 at December 31, 2004 to $0.22 at December 31, 2005.

•

Decrease of approximately $8,000 relating to a reduction in consulting costs for support of our computer network.

•

Increase of approximately $9,000 due to costs associated with a technology program for the full year in 2005 compared to part of the year in 2004, costs related to testing of our product for certification by Microsoft and travel costs related to training at Microsoft facilities in the U.S.

•

Increase in personnel related costs and consultants of approximately $24,000 due primarily to salary increases.

•

Net decrease of approximately $2,000 in various other costs.

Amortization: Amortization expense was $13,773 during the year ended December 31, 2005 compared to $15,967 for the year ended December 31, 2004.

Net Loss: We incurred a loss of $1,105,663 ($0.06 per share) for the year ended December 31, 2005, compared to a loss of $881,466 ($0.06 per share) for the year ended December 31, 2004.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

•

license our software applications to a sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2005, we had negative working capital of $1,366,879, compared to negative working capital of $861,334 at December 31, 2004. This decrease in working capital of approximately $506,000 occurred primarily as a result of increases in demand promissory notes required to finance ongoing operations of $676,000, accounts payable and accrued liabilities of $254,000 and $30,000 of deferred revenue.   These increases were offset by increases in accounts receivable and investment tax credits receivable of $134,000, prepaid expenses of $239,000 and contracts-in-process of $6,000.  Cash increased by $76,000 in 2005.  Our cash balance at December 31, 2005 was approximately $86,000 compared to approximately $10,000 at December 31, 2004.

During the period from January 1, 2006 to March 17, 2006, we raised $95,000 pursuant to demand promissory notes bearing interest at 12% per annum.  These promissory notes are convertible into 475,000 shares of common stock and 475,000 stock purchase warrants to purchase 475,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.  These resources are not sufficient to fund ongoing operations.  Consequently, the Company will require additional capital and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net Cash Flow from Operations:  During the year ended December 31, 2005, we used $588,491 in operations, compared to using $601,847 during the year ended December 31, 2004.  The use of cash in operations during the year ended December 31, 2005 resulted primarily from a net loss of $1,105,663 or $1,285,739 excluding a recovery of non-cash compensation expense of $180,076 and then partially offset by depreciation of $13,773, non-cash interest expense of $59,235, non-cash consulting fees of $511,105 and net change in non-cash working capital of $113,135.   During the year ended December 31, 2004, the use of cash in operations resulted from a net loss of $881,466 partially offset by depreciation of $15,967, non-cash interest of $7,002, non-cash compensation expense of $69,807, loss on extinguishment of debt of $147,050, non-cash consulting fees of $38,337 and a net change in non-cash working operating capital of $1,456.

Net Cash Used in Investing Activities:  During the year ended December 31, 2005, we invested $6,503 in property and equipment, compared to $8,586 invested during the year ended December 31, 2004.

Net Cash From Financing Activities:  During the year ended December 31, 2005, net cash provided by financing activities was $686,192 compared to $581,868 for the year ended December 31, 2004.  During the year ended December 31, 2005, we raised $671,492 from the issuance of promissory notes (net of repayments of $111,745) and $14,700 in proceeds net of cash-based issuance costs for common stock.  During the year ended December 31, 2004, we raised $192,791 from the issuance of promissory notes (net of repayments of $79,209) and $389,077 in proceeds net of cash-based issuance costs for common stock.   For information concerning our capital requirements see “Plan of Operations” above.

During the period from January 1, 2006 to March 17, 2006, we raised $95,000 pursuant to demand promissory notes bearing interest at 12% per annum.  These promissory notes are convertible into 475,000 shares of common stock and 475,000 stock purchase warrants to purchase 475,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

Commitments:   The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2006	$98,766
2007	90,536
Total	$189,302

Item 7.

Financial Statements.

Consolidated Financial Statements of

DATAJUNGLE SOFTWARE INC.

Years ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DataJungle Software Inc.

We have audited the accompanying consolidated balance sheets of DataJungle Software Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataJungle Software Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Company has negative working capital at December 31, 2005 and has incurred recurring losses, as well as recurring negative cash flow from operating activities.  The Company has an accumulated deficit which results in a deficiency in stockholders’ equity.  Its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Ottawa, Canada

March 3, 2006

DATAJUNGLE SOFTWARE INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

(In U.S. dollars)

_______________________________________________________________________________________

2005

2004

_______________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

85,802

$

10,056

Accounts receivable (note 3)

183,622

83,405

Investment tax credits receivable

76,435

42,563

Contracts-in-process

5,677

–

Prepaid expenses (notes 10(b) and 19)

249,126

9,688

_______________________________________________________________________________________

600,662

145,712

Deferred consulting services (notes 10(b) and 19)

478,322

–

Property and equipment (note 4)

7,970

15,181

_______________________________________________________________________________________

$

1,086,954

$

160,893

_______________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (notes 5 and 7)

$

183,871

$

130,865

Accrued liabilities (note 6)

420,591

219,115

Promissory notes payable (note 8)

815,295

196,000

Promissory notes payable to a related party (note 9)

513,500

456,905

Deferred revenue

34,284

4,161

_______________________________________________________________________________________

1,967,541

1,007,046

Stockholders’ deficiency (note 10):

Preferred stock, $0.001 par value. Authorized 10,000,000 shares;

    issued and outstanding Nil shares at December 31, 2005

    and December 31, 2004

–

–

Common stock, $0.001 par value. Authorized 300,000,000;

    issued and outstanding 17,650,340 shares at

    December 31, 2005 and 17,281,173 shares at

    December 31, 2004

17,651

17,281

Share subscriptions received

–

35,000

Common stock to be issued for services (note 10(a))

31,000

–

Additional paid-in capital

3,227,784

2,122,346

Accumulated other comprehensive loss

(213,759)

(183,180)

Deficit

(3,943,263)

(2,837,600)

_______________________________________________________________________________________

(880,587)

(846,153)

Basis of presentation (note 2(a))

Guarantees and commitments (note 14)

Subsequent events (notes 8, 9, 10 and 19)

_______________________________________________________________________________________

$

1,086,954

$

160,893

_______________________________________________________________________________________

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Operations

For the years ended December 31, 2005 and 2004

(In U.S. dollars)

_______________________________________________________________________________________

2005

2004

_______________________________________________________________________________________

Revenues:

Products

$

314,599

$

190,663

Services

273,610

410,465

_______________________________________________________________________________________

588,209

601,128

Cost of revenues:

Cost of products

5,162

97,005

Cost of services

45,473

169,901

_______________________________________________________________________________________

50,635

266,906

_______________________________________________________________________________________

Gross profit

537,574

334,222

Expenses:

General and administrative (note 7)

850,831

344,702

Research and development (note 11)

242,188

381,494

Sales and marketing

465,230

313,371

Depreciation of property and equipment

13,773

 15,967

_______________________________________________________________________________________

1,572,022

1,055,534

_______________________________________________________________________________________

(1,034,448)

(721,312)

Other income (expenses):

Interest expense

(61,251)

(7,516)

Interest income

–

4,243

Loss on extinguishment of debt (note 8)

–

(147,050)

Foreign exchange loss

(9,964)

(9,831)

_______________________________________________________________________________________

(71,215)

(160,154)

_______________________________________________________________________________________

Net loss

$

(1,105,663)

$

(881,466)

_______________________________________________________________________________________

Loss per common share - basic and diluted

    (note 13)

$

(0.06)

$

(0.06)

_______________________________________________________________________________________

Weighted average common shares outstanding

17,389,394

15,935,410

_______________________________________________________________________________________

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss

For the years ended December 31, 2005 and 2004

(In U.S. dollars)

	Number	Common stock amount	Share subscriptions received	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Balances at January 1, 2004	15,190,946	$ 15,191	$ 69,450	$ –	$ 1,394,350	$ (1,956,134)	$ (143,184)	$(620,327)

Issued for cash at $0.30 per share	1,291,669	1,292	–	–	386,208	–	–	387,500
Issued at $0.30 per share for subscriptions received in prior year	231,500	231	(69,450)	–	69,219	–	–	–
Issued at $0.87 per share on extinguishment of debt (note 8)	257,983	258	–	–	224,187	–	–	224,445
Issued at $0.87 per share for services	309,075	309	–	–	268,586	–	–	268,895
Subscriptions for 116,667 shares of common stock at $0.30 per share	–	–	35,000	–	–	–	–	35,000
Share issuance costs	–	–	–	–	(290,011)	–	–	(290,011)
Stock options issued to employees and modification of options issued to employees (note 10)	–	–	–	–	67,868	–	–	67,868
Stock options issued to non-employees and modification of options issued to non-employees (note 10)	–	–	–	–	1,939	–	–	1,939
Comprehensive loss:
Net loss	–	–	–	–	–	(881,466)	–	(881,466)
Currency translation adjustment	–	–	–	–	–	–	(39,996)	(39,996)
Comprehensive loss								(921,462)
Balances at December 31, 2004	17,281,173	17,281	35,000	–	2,122,346	(2,837,600)	(183,180)	(846,153)

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued)

For the years ended December 31, 2005 and 2004

(In U.S. dollars)

	Number	Common stock amount	Share subscriptions received	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Balances at December 31, 2004	17,281,173	$ 17,281	$ 35,000	$ –	$ 2,122,346	$ (2,837,600)	$ (183,180)	(846,153)
Issued at $0.30 per share for subscriptions received in prior year	116,667	117	(35,000)	–	34,883	–	–	–
Issued for cash at $0.30 per share	50,000	50	–	–	14,950	–	–	15,000
Issued at $0.63 per share for services (note 10)	200,000	200	–	–	125,800	–	–	126,000
Issued at $0.30 per share for services (note 10)	2,500	3	–	–	747	–	–	750
Recovery of share issuance costs	–	–	–	–	1,184	–	–	1,184
Issuance of 200,000 Series A warrants (note 10)	–	–	–	–	114,677	–	–	114,677
Issuance of 1,500,000 Series A warrants (note 10)	–	–	–	–	982,198	–	–	982,198
100,000 common shares to be issued for services (note 10)	–	–	–	31,000	–	–	–	31,000
Stock options issued to employees and modification of options issued to employees (note 10)	–	–	–	–	(180,076)	–	–	(180,076)
Intrinsic value of beneficial conversion feature on promissory notes payable (note 8)	–	–	–	–	11,075	–	–	11,075
Comprehensive loss:
Net loss	–	–	–	–	–	(1,105,663)	–	(1,105,663)
Currency translation adjustment	–	–	–	–	–	–	(30,579)	(30,579)
Comprehensive loss								(1,136,242)

Balances at December 31, 2005	17,650,340	$ 17,651	$ –	$ 31,000	$ 3,227,784	$ (3,943,263)	$ (213,759)	$ (880,587)

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2005 and 2004

(In U.S. dollars)

_______________________________________________________________________________________________

2005

2004

_______________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(1,105,663)

$

(881,466)

Items not involving cash:

Depreciation of property and equipment

13,773

15,967

Interest expense

59,235

7,002

Compensation expense (recovery)

(180,076)

69,807

Consulting fees

511,105

38,337

Loss on extinguishment of debt

–

147,050

Change in non-cash operating working

    capital (note 17)

113,135

1,456

_______________________________________________________________________________________________

Net cash used in operating activities

(588,491)

(601,847)

Cash flows from investing activities:

Purchase of property and equipment

(6,503)

(8,586)

Cash flows from financing activities:

Proceeds from promissory notes payable

688,370

272,000

Payments of promissory notes payable

(58,000)

(79,209)

Proceeds from promissory notes

   payable to a related party

94,867

–

Payments of promissory notes

    payable to a related party

(53,745)

–

Issuance of common stock for cash

15,000

387,500

Share issuance costs

(300)

(33,423)

Share subscriptions received

–

35,000

_______________________________________________________________________________________________

Net cash provided by financing activities

686,192

581,868

Effects of exchange rates on cash and cash equivalents

(15,452)

(7,937)

_______________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

75,746

(36,502)

Cash and cash equivalents, beginning of year

10,056

46,558

_______________________________________________________________________________________________

Cash and cash equivalents, end of year

$

85,802

$

10,056

_______________________________________________________________________________________________

Supplemental cash flow information:

Interest paid

$

2,016

$

3,555

_______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2005 and 2004

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $1,366,879 as at December 31, 2005, and has incurred a loss of $1,105,663 and negative cash flow from operations of $588,491 for the year then ended.  As of December 31, 2005, the Company has an accumulated deficit of $3,943,263 which results in a stockholders’ deficiency of $880,587.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

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

Years ended December 31, 2005 and 2004

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

Significant management estimates include assumptions used in assessing the recoverability of accounts receivable, calculating share-based compensation and estimating investment tax credits receivable.  Receipt of investment tax credits is dependent on review and acceptance of the eligibility of expenditures by taxing authorities in Canada.

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

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(d)

Foreign currency translation:

The consolidated financial statements of the Company include the accounts of the Company in U.S. dollars and the accounts of its wholly owned subsidiary, translated into U.S. dollars using Financial Accounting Standards Board’s Statement No. 52, “Foreign Currency Translation” for the translation of foreign currency operations.  The financial statements of the Company’s subsidiary are measured using the Canadian dollar as its functional currency.  Assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Revenues and expenses have been translated into U.S. dollars using the average exchange rate for the period.  Gains and losses are reported as a separate component of accumulated other comprehensive loss.

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

Years ended December 31, 2005 and 2004

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

_________________________________________________________________________________________

Asset

Useful life

_________________________________________________________________________________________

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

_________________________________________________________________________________________

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

Years ended December 31, 2005 and 2004

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

(l)

Advertising:

Advertising costs are expensed as incurred.  Advertising costs amounted to $2,161 for the year ended December 31, 2005 (2004 - $Nil).

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

Years ended December 31, 2005 and 2004

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

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Net loss, as reported

$

(1,105,663)

$

(881,466)

Add (deduct) stock-based employee compensation

   expense (recovery) included in reported net loss

(180,076)

67,868

Deduct total stock-based employee

   compensation expense determined under

   fair-value-based method for all awards

(378,819)

(429,536)

_________________________________________________________________________________________

Pro forma net loss

$

(1,664,558)

$

(1,243,134)

_________________________________________________________________________________________

Loss per share:

Basic and diluted – as reported

$

(0.06)

$

(0.06)

Basic and diluted – pro forma

(0.10)

(0.08)

_________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 7

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(o)  Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in periods in excess of twelve months from the balance sheet date.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately (note 19(e)).

(p)

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

(q)

Recently issued accounting pronouncements:

Share-based compensation:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share-based Payment” (“SFAS 123R”).  The new Statement is effective for fiscal years beginning on or after December 15, 2005.  FAS 123R addresses the accounting for transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  This Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires that such transactions be accounted for using a fair-value based method.  As required by FAS 123R, the Company will be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and compensatory employee stock purchase plans.  The new rules will be effective for the Company beginning January 1, 2006.  The Company is currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to share-based payments, and also the impact of other aspects of FAS 123R, including transitional adoption alternatives.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 8

Years ended December 31, 2005 and 2004

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(q)

Recently issued accounting pronouncements (continued):

Share-based compensation (compensation):

The impact of applying one of the fair-value based methods of accounting for stock options, the Black Scholes method, over the periods presented is disclosed in note 2(n).

3.

Accounts receivable:

2005

2004

_________________________________________________________________________________________

Trade accounts receivable

$

177,615

$

82,037

Other

6,007

1,368

_________________________________________________________________________________________

$

183,622

$

83,405

_________________________________________________________________________________________

All trade accounts receivable are due in U.S. dollars.

4.

Property and equipment:

2005

Accumulated

Net book

Cost

depreciation

value

_________________________________________________________________________________________

Office equipment

$

7,367

$

6,580

$

787

Computer hardware

37,177

31,472

5,705

Computer software

10,864

9,386

1,478

_________________________________________________________________________________________

$

55,408

$

47,438

$

7,970

_________________________________________________________________________________________

2004

Accumulated

Net book

Cost

depreciation

value

_________________________________________________________________________________________

Office equipment

$

6,171

$

4,765

$

1,406

Computer hardware

30,966

21,706

9,260

Computer software

9,956

5,441

4,515

_________________________________________________________________________________________

$

47,093

$

31,912

$

15,181

_________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 9

Years ended December 31, 2005 and 2004

(In U.S. dollars)

5.

Accounts payable:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Trade accounts payable

$

18,935

$

16,659

Professional fees

86,332

56,002

Advertising fees

5,187

4,000

Employee related payables

33,285

37,738

Other

40,132

16,466

_________________________________________________________________________________________

$

183,871

$

130,865

_________________________________________________________________________________________

6.

Accrued liabilities:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Employee related accruals

$

217,501

$

56,200

Interest

144,885

82,937

Professional fees

38,693

42,338

Consulting fees

–

25,287

Financing fees

3,726

6,248

Rent

15,555

6,105

Other

231

–

_________________________________________________________________________________________

$

420,591

$

219,115

_________________________________________________________________________________________

7.

Related parties transactions:

Included in accounts payable is $27,601 due to a corporation controlled by an officer and director of the Company for consulting services.  For the year ended December 31, 2005, $Nil (2004 - $26,705) has been included in general and administrative expenses.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 10

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Promissory notes payable:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Promissory notes, payable on demand, bearing interest at

   12% per annum, secured by an assignment of accounts

   receivable (note 8(a))

$

680,370

$

196,000

Promissory note, payable on demand, bearing interest at

   10% per annum, secured by an assignment of accounts

   receivable (note 8(b))

41,000

–

Promissory notes, payable on March 31, 2006, bearing

   interest at 12% per annum, secured by an assignment

   of accounts receivable (note 8(c))

93,925

–

_________________________________________________________________________________________

$

815,295

$

196,000

_________________________________________________________________________________________

Additional terms and conditions related to the promissory notes payable are as follows:

(a)

During 2005, the Company received cash consideration of $542,370 (2004 - $242,000) in exchange for the issuance of 12% promissory notes and repaid $58,000 (2004 - $46,000) to the lender.

Accrued interest of $59,675 (2004 - $2,074) has been included in accrued liabilities at December 31, 2005.

On January 24, 2006, the lender or its assignees agreed to convert the $680,370 of promissory notes together with accrued interest to January 15, 2006 of $62,922 into 2,973,167 shares of common stock of the Company and 2,973,167 warrants to purchase 2,973,167 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

(b)

During 2005, the Company received cash consideration of $41,000 in exchange for the issuance of a 10% promissory note.

Accrued interest of $504 has been included in accrued liabilities at December 31, 2005.

On January 9, 2006, the Company repaid $41,000 to the lender together with $625 in accrued interest.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 11

Years ended December 31, 2005 and 2004

(In U.S. dollars)

8.

Promissory notes payable (continued):

(c)

During 2005, the Company received cash consideration of $105,000 in exchange for the issuance of 12% promissory notes.  The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

Accrued interest of $782 has been included in accrued liabilities at December 31, 2005.

At the date of issuance, the conversion feature of some of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $11,075.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.

The promissory notes will be accreted to their face value through periodic charges to interest expense over the term of the notes.

(d)

In August 2004, the Company issued 257,983 shares of common stock at $0.87 per share in exchange for $72,000 advanced under a promissory note and accrued interest of $5,395.  The Company incurred a loss of $147,050 on the extinguishment of this debt.

9.

Promissory notes payable to a related party:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

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

(note 9(a))

$

472,227

$

456,905

Promissory notes, payable on demand, bearing interest at

10% per annum, secured by an assignment of accounts

receivable (note 9(b))

41,273

–

_________________________________________________________________________________________

$

513,500

$

456,905

_________________________________________________________________________________________

_________________________________________________________________________________________

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 12

Years ended December 31, 2005 and 2004

(In U.S. dollars)

9.

Promissory notes payable to a related party (continued):

(a)

Under the terms of the promissory note, the Company can repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note is denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender has a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender has certain rights related to management and direction of the Company.  Included in accrued liabilities at December 31, 2005 is $83,573 (2004 – $80,861) in accrued interest on this note.  The lender has agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.

During 2005, the Company received cash consideration of $12,385 from the lender pursuant to the promissory note and repaid $12,385 to the lender.

On January 24, 2006, the lender assigned $182,180 of the promissory note and accrued interest to a director of the Company and a corporation controlled by a director of the Company and assigned the balance of the promissory note and accrued interest of $373,620 to unrelated parties.  Subsequent to the assignment of the promissory note and accrued interest, the director and the corporation controlled by a director converted the $182,180 to 1,412,504 common shares of the Company and the unrelated parties converted the $373,620 to 2,896,798 common shares of the Company.

(b)

During 2005, the Company received cash consideration of $41,122 in exchange for the issuance of 10% promissory notes.  Accrued interest of $351 has been included in accrued liabilities at December 31, 2005.

(c)

During 2005, the Company received cash consideration of $41,360 in exchange for the issuance of a 12% promissory note and repaid $41,360 to the lender.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 13

Years ended December 31, 2005 and 2004

(In U.S. dollars)

10.

Stockholders’ deficiency:

(a)

Common stock transactions:

During 2005, the Company issued 50,000 shares of common stock at $0.30 per share in exchange for cash consideration of $15,000.  During 2005, the Company also issued 116,667 shares of common stock at $0.30 per share in exchange for share subscriptions of $35,000 received during 2004 and 200,000 shares of common stock at $0.63 per share in exchange for previous commitments to issue shares (note 10(b)).  In addition, the Company issued 2,500 shares of common stock at $0.30 per share to settle an obligation in the amount of $750 with respect to share issuance costs.

At December 31, 2005, $31,000 remains as a credit in stockholders’ deficiency with respect to an obligation to issue 100,000 shares of common stock at $0.31 per share for services rendered in 2005.  $31,000 was included in general and administrative expenses in 2005.

During 2005, a recovery of share issuance costs of $1,184 was recorded as a credit to additional paid-in capital.  The recovery of $1,184 is net of share issuance costs of $1,344, of which $300 was paid in cash.

During 2004, the Company received $422,500 from investors pursuant to subscription agreements to purchase 1,408,336 shares of common stock at $0.30 per share and issued 1,291,669 common shares.  At December 31, 2004, $35,000 remained in share subscriptions received within stockholders’ deficiency pursuant to subscriptions to issue 116,667 shares of common stock at $0.30 per share.  Share issuance costs of $290,011, of which $33,423 were paid in cash and $256,588 were paid through the issuance of 294,075 common shares, were incurred and recorded as a debit to additional paid-in capital.

During 2004, the Company issued 231,500 common shares in exchange for $69,450 of share subscriptions received during 2003.

In addition, in August, 2004, the Company issued 257,983 shares of common stock at $0.87 per share in exchange for a promissory note in the amount of $72,000 and accrued interest of $5,395.  The Company incurred a loss of $147,050 on the extinguishment of this debt.

During 2004, the Company issued 15,000 common shares in exchange for consulting services rendered.  $13,050 was included in general and administrative expenses in 2004.  In addition, the Company issued 294,075 common shares in exchange for financing fees.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 14

Years ended December 31, 2005 and 2004

(In U.S. dollars)

10.

Stockholders’ deficiency (continued):

(b)

Warrants (continued):

The Series A warrants can be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.  Of this amount $239,428 has been included in general and administrative expenses for the year ended December 31, 2005 (December 31, 2004 - $25,287).  $239,161 and $478,322 have been included in prepaid expenses and deferred consulting services as at December 31, 2005, respectively.  These amounts will be recognized as an expense on a straight-line basis as services are rendered from January 1, 2006 to December 31, 2008.

The Series B warrants can be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there is no registration statement registering the resale of the underlying shares and expire on December 31, 2009.  The Series B warrants can be exercised prior to July 31, 2006 if the Company has not terminated the consulting agreement and the Company has received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants is used for recognition purposes.  At December 31, 2005, no services have yet been rendered.

On January 24, 2006, the Company terminated the consulting agreement and cancelled the Series B warrants.  As compensation for cancellation of the Series A warrants, the Company agreed to issue 305,000 shares of common stock (note 19(e)).

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company issued 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock was $126,000 and has been included in common stock and additional paid-in capital at December 31, 2005.  The Company has included $126,000 in general and administrative expenses for the year ended December 31, 2005.  The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  $114,677 has been included in general and administrative expenses for the year ended December 31, 2005.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 15

Years ended December 31, 2005 and 2004

(In U.S. dollars)

10.

Stockholders’ deficiency (continued):

(c)

Stock option plan:

Under the Company’s Share Option Plan (the “Plan”) up to 5,000,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant unless approved otherwise by the Board of Directors, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At December 31, 2005, there were 2,567,548 additional shares available for grant under the Plan.  The per share weighted average fair value of stock options granted under the Plan for the year ended December 31, 2005 was $0.38 using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free rate of 4.0%, volatility of 134%, and an expected life of 6 years.  The per share weighted average fair value of stock options granted under the Plan for the year ended December 31, 2004 was $0.49 using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free rate of 4.3%, volatility of 140%, and an expected life of 7 years.

A summary of the status of the stock options at December 31, 2005 and 2004 is as follows:

_________________________________________________________________________________________

                        2005

            2004

Weighted

Weighted

average

average

exercise

exercise

Shares

price

Shares

price

_________________________________________________________________________________________

Options outstanding, beginning of year

3,093,452

$

0.45

1,138,848

$

0.25

Granted

185,000

0.42

2,625,000

0.52

Forfeited

(846,000)

0.50

(670,396)

0.37

_________________________________________________________________________________________

Options outstanding, end of year

2,432,452

$

0.43

3,093,452

$

0.45

_________________________________________________________________________________________

Options exercisable, end of year

1,100,452

$

0.35

523,452

$

0.14

_________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 16

Years ended December 31, 2005 and 2004

(In U.S. dollars)

10.

Stockholders’ deficiency (continued):

(c)

Stock option plan (continued):

The following table summarizes information about stock options outstanding at December 31, 2005:

_________________________________________________________________________________________

Options

Options

outstanding

exercisable

_________________________________________________________________________________________

Weighted

Weighted

Weighted

Number

average

average

Number

average

Exercise

outstanding

remaining

exercise

exercisable

exercise

price

at 12/31/05

contractual life

price

at 12/31/05

price

_________________________________________________________________________________________

$

0.009

180,150

2.7 years

$

0.009

180,150

$

0.009

0.129

231,121

2.7 years

0.129

231,121

0.129

0.31

100,000

5.5 years

0.31

–

–

0.40

86,181

5.4 years

0.40

86,181

0.40

0.43

35,000

5.2 years

0.43

–

–

0.51

1,600,000

5.5 years

0.51

535,000

0.51

0.60

125,000

5.3 years

0.60

51,000

0.60

0.65

50,000

5.2 years

0.65

17,000

0.65

0.75

25,000

5.0 years

0.75

–

–

_________________________________________________________________________________________

2,432,452

5.0

 years

$

0.43

1,100,452

$

0.35

_________________________________________________________________________________________

During the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the award upon a change in status from employee to non-employee.  For the year ended December 31, 2005, a recovery of non-cash compensation expense of $111,965, $57,770 and $10,341 has been included in research and development, general and administrative and sales and marketing expenses, respectively (2004 – non-compensation expense of $50,376, $128 and $17,364).  For the year ended December 31, 2005, non-cash compensation expense of $Nil (2004 - $1,939) has been included in general and administrative expenses with respect to stock options granted to non-employees and modification of options issued to non-employees.

11.

Research and development:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Incurred during the year

$

273,428

$

401,421

Less: investment tax credits

(31,240)

(19,927)

_________________________________________________________________________________________

$

242,188

$

381,494

_________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 17

Years ended December 31, 2005 and 2004

(In U.S. dollars)

12.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Deferred tax asset:

Net operating loss carry forwards

$

1,055,200

$

645,800

Investment tax credit carry forwards

157,300

107,800

Unclaimed scientific research and experimental

   development

290,200

194,500

Property and equipment and other

20,400

19,500

_________________________________________________________________________________________

Total gross deferred tax asset

1,523,100

967,600

Valuation allowance

(1,523,100)

(967,600)

_________________________________________________________________________________________

Net deferred taxes

$

–

$

–

_________________________________________________________________________________________

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate to the net loss as a result of the following:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Expected tax rate

34%

34%

Expected tax recovery

$

(375,925)

$

(299,698)

Increase (decrease) in taxes resulting from:

Change in valuation allowance

555,500

323,100

Compensation expense (recovery)

(65,000)

25,200

Investment tax credit carry forwards

(49,600)

(56,600)

Loss on extinguishment of debt

–

50,000

Difference between U.S. and Canadian

   tax rates

(9,800)

(13,700)

Canadian provincial differences

(4,400)

(3,000)

Foreign exchange

(27,400)

(44,400)

Other

(23,375)

19,098

_________________________________________________________________________________________

$

–

$

–

_________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 18

Years ended December 31, 2005 and 2004

(In U.S. dollars)

12.

Income taxes (continued):

The Company has net operating loss carry forwards available to be applied against Canadian taxable income and which expire as follows:

2008

$

222,300

2009

323,000

2010

400,200

2014

407,700

2015

713,000

2016

113,100

_________________________________________________________________________________________

$

2,179,300

_________________________________________________________________________________________

The Company has net operating loss carry forwards which are significantly restricted and are not considered to be available to be applied against U.S. taxable income.  The Company has other losses which can be applied against U.S. taxable income and which expire as follows:

2023

$

26,600

2024

86,300

2025

644,100

_________________________________________________________________________________________

$

757,000

_________________________________________________________________________________________

13.

Net loss per share:

As the Company incurred a net loss during the years ended December 31, 2005 and 2004, the loss per common share is based on the weighted average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

_________________________________________________________________________________________

Number of shares issued upon:

2005

2004

_________________________________________________________________________________________

Exercise of options to purchase common

   stock

2,432,452

3,093,452

Conversion of promissory notes

4,309,302

4,309,302

Subscriptions to purchase common stock

–

116,667

Exercise of Series A warrants

1,700,000

–

Exercise of Series B warrants

1,500,000

–

Common stock to be issued pursuant to consulting agreements

100,000

–

_________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 19

Years ended December 31, 2005 and 2004

(In U.S. dollars)

14.

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recognized as of December 31, 2005 and 2004.

(b)

Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments, including operating costs, are approximately as follows: 2006 - $98,766 and 2007 - $90,536.

Rent expense for operating leases for the years ended December 31, 2005 and 2004 was $88,314 and $83,458, respectively.

15.

Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes payable and promissory note payable to a related party approximate fair value due to the short term to maturity of these instruments.

16.

Segment reporting:

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 20

Years ended December 31, 2005 and 2004

(In U.S. dollars)

16.

Segment reporting (continued):

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

United States

$

552,256

$

583,055

Canada

35,953

8,197

Asia

–

9,876

_________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Canada

$

346,329

$

160,716

United States

740,625

177

_________________________________________________________________________________________

17.

Statement of cash flows:

Change in non-cash operating working capital:

_________________________________________________________________________________________

2005

2004

_________________________________________________________________________________________

Accounts receivable

$

(100,217)

$

(27,509)

Investment tax credits receivable

(33,872)

131,873

Contracts-in-process

(5,677)

203,617

Prepaid expenses

(277)

(2,876)

Accounts payable

53,006

37,975

Accrued liabilities

170,049

(38,609)

Deferred revenue

30,123

(303,015)

_________________________________________________________________________________________

$

113,135

$

1,456

_________________________________________________________________________________________

18.

Economic dependence:

For the year ended December 31, 2005, four customers account for 95% of revenue (2004 - four customers account for 93% of revenue).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 21

Years ended December 31, 2005 and 2004

(In U.S. dollars)

19.  Subsequent events:

(a)

Subsequent to December 31, 2005, the Company received $95,000 pursuant to demand promissory notes bearing interest at 12% per annum.  These promissory notes are convertible into 475,000 shares of common stock at $0.20 per share and 475,000 stock purchase warrants to purchase 475,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

(b)

On January 9, 2006, the Company repaid $41,000 pursuant to a demand promissory note bearing interest at 10% per annum (note 8(b)).

(c)

On January 24, 2006, $182,180 of the promissory notes payable to a related party and accrued interest thereon were assigned to a director of the Company and a corporation controlled by a director of the Company.  The balance of the promissory notes payable to a related party and accrued interest of $373,620 were assigned to unrelated parties.  Subsequent to the assignment of the promissory notes payable to a related party and accrued interest, the director and the corporation controlled by a director of the Company converted the $182,180 to 1,412,504 shares of common stock of the Company and the unrelated parties converted the $373,620 to 2,896,798 shares of common stock of the Company.

(d)

On January 24, 2006, $680,370 of promissory notes payable together with accrued interest to January 15, 2006 of $62,922 were assigned to a number of unrelated parties.  Subsequent to the assignment, the promissory notes and accrued interest were converted to 2,973,167 shares of common stock of the Company and 2,973,167 warrants to purchase 2,973,167 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

(e)

On January 24, 2006, the Company cancelled the consulting agreement to provide investor communication and public relations services to the Company and the 1,500,000 Series B warrants.  In addition, the consultant agreed to cancellation of the 1,500,000 Series A warrants (notes 2(o) and 10(b)).  As consideration for cancellation of the 1,500,000 Series A warrants, the Company agreed to issue 305,000 shares of common stock to the consultants or its assignees.

(f)

On February 23, 2006, the Company issued 7,587,469 shares of common stock pursuant to the transactions described in (c), (d) and (e) above.

(g)

In January and February 2006, the Company granted 1,100,000 options to officers and directors and 270,000 options to employees to purchase 1,370,000 shares of common stock of the Company at an exercise price of $0.25 per share with various expiry dates up to February 1, 2013.

20.

Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

Item 8.

  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 8A.  Controls and Procedures

For purposes of this section, the term disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) of the Securities Exchange Act of 1934 or the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to financial reporting including a lack of review by management.  In connection with the review of the consolidated financial statements for the period ended September 30, 2005, our independent registered public accounting firm advised the Board of Directors and management of an additional significant internal control deficiency that they considered to be a material weakness.  In particular, during the quarter ended September 30, 2005, our Vice President Finance, Secretary and Treasurer resigned, further evidencing the lack of segregation of duties.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end closing procedures.  As a result, there is a lack of timely review of the financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

Resignation of our Vice President Finance, Secretary and Treasurer.  During the quarter ended September 30, 2005 our Vice President, Finance, Secretary and Treasurer resigned.  During the period from October 1, 2005 to February 3, 2006, the finance activities of the Corporation were continued by the remaining executives with the assistance of temporary, part-time help.  Effective February 6, 2006, the Company hired a Chief Financial Officer.  The Chief Financial Officer was our Vice President Finance for the period from October, 2000 to September 30, 2005.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures were not effective as of the end of the period covered by this report due to the existence of the significant internal control deficiencies described above.

Item 8B.  Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name

Age

Position

Edward Munden

55

Director, Chairman, President and

Chief Executive Officer

Edward Munden was appointed Director, Chairman, President and Chief Executive Officer of the Company in October 2003.  He is a Director of Capital House Corporation (“Capital House”), which he co-founded in February 1989 as an Ottawa based private boutique investment banking organization that has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of technology, software, energy and mining companies.  In 1994, Mr. Munden co-founded DevX Energy, Inc. (“DevX”) as a Dallas based independent NASDAQ-traded public energy company engaged in the exploration, development and acquisition of oil and natural gas properties.  Mr. Munden held senior level positions with DevX including Director, Chairman, President and CEO until it was sold to Comstock Resources, Inc. in December 2001.  Prior to his involvement with the Company, Capital House and DevX, Mr. Munden held positions in the mining industry with Eldorado Nuclear Limited from 1980 to 1989, the manufacturing industry with Proctor and Gamble Company of Canada from 1978 to 1980, and the oil and natural gas industry with Union Oil of Canada Limited from 1974 to 1976.  Mr. Munden is also a director of Mustang Minerals Corporation and of JML Resources Limited, both mineral exploration companies whose shares are traded on the TSX Venture Exchange in Canada.  Mr. Munden is a professional engineer and holds a Bachelor of Science degree in Engineering and a Masters of Business Administration from Queens University in Kingston, Canada.

Denes Bartakovich

50

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

55

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

Thomas Parkinson

46

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

Larry Bruce

47

Chief Financial Officer, Secretary &

Treasurer

With the exception of the period from September 30, 2005 to February 3, 2006, Mr. Bruce has been with DataJungle since 2000.  Prior to joining DataJungle, Mr. Bruce spent 11 years as Vice President Finance of a diverse group of real estate companies with operations in Ottawa and Washington and investments in various other companies including high-technology.  He was one of the original investors in Autoskill International Inc., an Ottawa based developer of educational software.  Mr. Bruce was also a manager in the Entrepreneurial Services Group of Ernst & Young and has over 5 years of public accounting experience in both the Ottawa and Toronto offices handling a diverse client base ranging from owner managed business to public companies.  Mr. Bruce is a Chartered Accountant, Certified Management Accountant and Certified Public Accountant (Illinois) and holds a B.B.A. (Hons.) from Bishop’s University.

Robert Poole

43

Senior Vice President Business

Development and Sales

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

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our president and chief executive officer and two of our other officers.  Other than presented below, there were no other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- Tion ($)
Munden, Edward Director, Chairman, President and Chief Executive Officer *	2005 2004 2003	$74,333 $41,173 0	0 0 0	0 0 0	0 0 0	0 500,000 0	0 0 0	0 $26,705 0
Bartakovich, Denes, Director, Chief Operating Officer and Executive VP	2005	$99,240	$12,786	0	0	0	0	0
Poole, Robert, Senior VP Business Development and Sales	2005	$99,240	$12,786	0	0	0	0	0

*   Became Director, President & Chief Executive Officer in October, 2003.  The $26,705 in other compensation in 2004 is for consulting fees billed by a corporation controlled by Mr. Munden.  50% of Mr. Munden’s salary of $74,333 in 2005 was paid in cash and 50% of the salary was unpaid at December 31, 2005.

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the past fiscal year:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Munden, Edward	0	0	0	0
Bartakovich, Denes	0	0	0	0
Poole, Robert	0	0	0	0

(1)  Subsequent to December 31, 2005, Mr. Munden, Mr. Bartakovich and Mr. Poole were each granted 250,000 stock options to purchase 250,000 shares of our common stock at $0.25 per share with various expiry dates to January 31, 2013.

The following table sets forth information with respect to those executive officers listed above, concerning exercise of options during the last fiscal year and unexercised options and SARs held as of the end of the fiscal year:

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-The-Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Munden, Edward	0	0	500,000	0
Bartakovich, Denes	0	0	500,000	0
Poole, Robert	0	0	500,000	0

The following table sets forth information with respect to our chief executive officer concerning awards under long term incentive plans during the last fiscal year:

Long-Term Incentive Plans – Awards In Last Fiscal Year

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts under Non-Stock Price Based Plans.
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Munden, Edward	0	0	0	0	0
Bartakovich, Denes	0	0	0	0	0
Poole, Robert	0	0	0	0	0

Directors are not compensated for acting in their capacity as directors.  Directors are awarded options to purchase common shares in the Company.  As at December 31, 2005, Directors held a total of 1,100,000 stock options.  Subsequent to December 31, 2005, Directors were awarded 600,000 stock options to purchase 600,000 shares of our common stock at $0.25 per share with various expiry dates to January 31, 2013.   Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

There is no employment agreement between us and our other executive officers.  See “Part 1. Item 1. Description of Business; Risk Factors-Dependence on Key Personnel.”

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 17, 2006, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

Number of Shares

  of Common Stock

Beneficial Owner

Beneficially Owned

     Outstanding    (1)

Edward Munden (2,3,4)

1,942,945

7.5%

30 Metcalfe Street, Suite 620

Ottawa, Ontario, K1P 5L4

Denes Bartakovich (2,3,8)

2,667,483

10.3%

92 Blackshire Circle

Ottawa, Ontario, K2J 3M5

Larry Bruce (3,5)

825,613

 3.2%

75 Stinson Avenue

Nepean, Ontario, K2H 6N6

Don Carter (2,3,6)

1,121,033

4.4%

37 Marble Arch Crescent

Nepean, Ontario, K2G 5S7

Robert Poole (3,9)

941 Black Road

Oxford Station, Ontario, K0G1T0

2,653,953

10.2%

Warren Ponvert Junior

5704 Gloster Road

Bethesda, MD, 20816

1,963,573

7.8%

Thomas Parkinson (2,7)

232,500

  0.9%

211 Birch Street

Winnetka, IL, 60093

All executive officers and Directors

9,443,527

33.7%

as a group

Notes:

1. Based on 25,237,809 shares of common stock issued and outstanding as at March 17, 2006 and includes for each person, the shares issuable upon exercise of options.

2. Director.

3. Executive Officer.

4. Includes 94,301 shares of common stock held by spouse, 1,098,644 shares of common stock held by a corporation controlled by Mr. Munden and 750,000 options to purchase common stock.

5. Includes 370,000 options to purchase common stock and 240,000 shares of common stock held by family members.

6. Includes 757,173 shares of common stock held by a family trust and 50,000 options to purchase shares of common stock.

7. Includes 150,000 options to purchase common stock.

8. Includes 1,917,483 shares held by a family trust and 750,000 options to purchase common stock.

9. Includes 1,903,953 shares held by a family trust and 750,000 options to purchase common stock.

Item 12.  Certain Relationships and Related Transactions.

During the year ended December 31, 2004, the Company incurred $26,705 in expenses for services rendered by a corporation controlled by an officer and director of the Company.

Item 13.

  Exhibits.

Exhibit No.	Document Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Form of 12% Promissory Note (2)
4.2	Form of Convertible Debenture (2)
4.3	Form of Common Stock Purchase Warrant – Series A (2)
4.4	Form of Common Stock Purchase Warrant – Series B (2)
4.5	Form of Common Stock Purchase Warrant – Series C
4.6	Form of 12% Series A Promissory Note

10.1	Share Option Plan (1)
10.2	Consulting Agreement dated November 22, 2004 (2)
10.3	Consulting Agreement dated January 1, 2005 (2)
10.4	Cancellation of Consulting Agreement dated November 22, 2004
21	List of Subsidiaries (1)
31.1	Certification of President & Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer, Secretary & Treasurer Pursuant to Section 302
32.1	Certification of President & Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer, Secretary & Treasurer Pursuant to Section 906

(1)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the six months ended December 31, 2003, SEC file 001-05996, filed on April 30, 2004 and incorporated herein by reference

(2)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC file 001-05996, filed on March 31, 2005 and incorporated herein by reference

Item 14.

  Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as fees charged by the independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and the fees charged by the independent public accountants in 2005 and 2004 were pre-approved by the board of directors.  The following table sets out fees billed by the Company’s independent public accountants for each of the previous two fiscal periods:

Description of services	Fees billed for 12 months ended December 31, 2005	Fees billed for 12 months ended December 31, 2004

Audit Fees (1)	$75,594	$ 52,413
Audit-related Fees (2)	-	-
Tax Fees (3)	$25,165	$12,063
All Other Fees (4)	-	-

Notes:

1.

Includes the aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

2.

There were no other fees billed by the authorized independent public accountants for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.

3.

Includes the aggregate fees billed by the authorized independent public accountants for professional services rendered by the authorized independent public accountants for tax compliance services.

4.

There were no other fees billed by the authorized independent public accountants for products and services provided by the authorized independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President and Chief Executive Officer

Dated: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: March 30, 2006

/s/   Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated:  March 30, 2006