Form 10QSB
period 2006-03-31
DATAJUNGLE SOFTWARE INC
filed 2006-05-15
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2006

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT  For the transition period from _________ to _________

DATAJUNGLE SOFTWARE INC.

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

Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:   Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 5, 2006, 26,921,398 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of March 31, 2006

and December 31, 2005

4

Consolidated Condensed Statements of Operations for the Three Month

Periods Ended March 31, 2006 and 2005

5

Consolidated Condensed Statements of Cash Flows for the Three Month

Periods Ended March 31, 2006 and 2005

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

25

ITEM 3.

Controls and Procedures

30

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

32

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

32

ITEM 3.

Defaults Upon Senior Securities

33

ITEM 4.

Submission of Matters to a Vote of Security Holders

33

ITEM 5.

Other Information

33

ITEM 6.

Exhibits and Reports on Form 8-K

33

Signatures

34

Certifications

35

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three months ended March 31, 2006 and 2005

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

March 31, 2006 and December 31, 2005

(In U.S. dollars)

_______________________________________________________________________________________________________

March 31,

December 31,

2006

2005

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

7,333

$

85,802

Accounts receivable

51,916

183,622

Investment tax credits receivable

84,864

76,435

Contracts in process

-

5,677

Prepaid expenses (note 8(b))

8,506

249,126

_______________________________________________________________________________________________________

152,619

600,662

Deferred consulting services (note 8(b))

-

478,322

Property and equipment

7,622

7,970

_______________________________________________________________________________________________________

$

160,241

$

1,086,954

_______________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 4)

$

176,558

$

183,871

Accrued liabilities

283,679

420,591

Promissory notes payable (note 5)

265,000

815,295

Promissory notes payable to a related party (note 6)

41,096

513,500

Deferred revenue

24,589

34,284

_______________________________________________________________________________________________________

790,922

1,967,541

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 25,237,809 shares at March 31,

   2006 and 17,650,340 shares at December 31, 2005

25,238

17,651

Common stock to be issued for services (note 8(b))

-

31,000

Additional paid-in capital

5,194,391

3,227,784

Accumulated other comprehensive loss

(215,255)

(213,759)

Deficit

(5,635,055)

(3,943,263)

_______________________________________________________________________________________________________

(630,681)

(880,587)

Basis of presentation (note 2(a))

Guarantees (note 11)

Subsequent events (note 14)

_______________________________________________________________________________________________________

$       160,241

$

1,086,954

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2006

2005

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Revenues:

Products

$

18,543

$

16,923

Services

55,959

44,673

_____________________________________________________________________________________________________

74,502

61,596

Cost of revenues:

Cost of products

5,960

1,077

Cost of services

29,609

7,057

_____________________________________________________________________________________________________

35,569

8,134

_____________________________________________________________________________________________________

Gross profit

38,933

53,462

Expenses:

General and administrative (note 8(b))

855,621

153,392

Research and development (note 9)

136,593

2,648

Sales and marketing

151,896

110,638

Depreciation of property and equipment

2,103

4,883

_____________________________________________________________________________________________________

1,146,213

271,561

_____________________________________________________________________________________________________

(1,107,280)

(218,099)

Other expenses:

Interest expense (notes 5(c) and 5(d))

(139,853)

(7,738)

Loss on extinguishment of debt (note 5(a))

(440,180)

-

Foreign exchange loss

(4,479)

(2,221)

_____________________________________________________________________________________________________

(584,512)

(9,959)

_____________________________________________________________________________________________________

Net loss

$

(1,691,792)

$

(228,058)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 10)

$

(0.07)

$

(0.01)

_________________________________________________________________________________________________________________

Weighted-average common shares

    outstanding

23,214,484

17,281,173

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2006

2005

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$ (1,691,792)

$

(228,058)

Items not involving cash:

Depreciation of property and equipment

2,103

4,883

Interest expense

139,213

6,419

Financing fees

12,000

-

Compensation expense (recovery)

80,451

(133,621)

Consulting fees

717,483

    104,226

Loss on extinguishment of debt

440,180

-

Change in non-cash operating working capital

 101,713

54,267

_____________________________________________________________________________________________________

Net cash used in operating activities

(198,649)

(191,884)

Cash flows from investing activities:

Purchase of property and equipment

(1,761)

(3,595)

Cash flows from financing activities:

Proceeds from promissory notes payable

160,000

234,000

Payments of promissory notes payable

(41,000)

(58,000)

Share issuance costs

(450)

(300)

Share subscriptions received

-

15,000

_____________________________________________________________________________________________________

Net cash provided by financing activities

118,550

190,700

Effects of exchange rates on cash and cash equivalents

3,391

97

_____________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(78,469)

(4,682)

Cash and cash equivalents, beginning of period

85,802

10,056

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

7,333

$

5,374

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the three months ended March 31, 2006, the Company paid $625 in interest (Three months ended March 31, 2005 - $1,319).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three months ended March 31, 2006 and 2005

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

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of DataJungle Software Inc. and its wholly-owned subsidiary, DataJungle Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements at and for the year ended December 31, 2005 except as described in note 2(d) below.

The consolidated condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the three months ended March 31, 2006 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2006.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the year ended December 31, 2005.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $638,303 as at March 31, 2006 and has incurred a loss of $1,691,792 for the three months then ended.  As of March 31, 2006, the Company has an accumulated deficit of $5,635,055 which results in a stockholders’ deficiency of $630,681.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s financial position and or results of operations and may result in ceasing operations.  The consolidated condensed financial statements do not include adjustments that would be required if the assets are not realized and the liabilities settled in the normal course of operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

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

Three months ended March 31, 2006 and 2005

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

(d)

New accounting policy - Stock-based compensation:

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” (“SFAS 123R”) to account for its stock options.  SFAS 123R requires all share-based payments, including stock options granted to employees by the Company, to be recognized in the Statement of Operations based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes options pricing model and has elected to treat awards with graded vesting as a single award.   The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata fair value of the award that has vested.

The Company has adopted the modified prospective method of applying the provisions of SFAS 123R.  Under the modified prospective method, the Company recognizes compensation expense based on the requirements of SFAS 123R for all share-based payments granted after the effective date of SFAS 123R.   In addition, compensation expense is recognized, subsequent to the effective date of SFAS 123R, for the remaining portion of the vesting period for outstanding awards granted prior to the effective date of SFAS 123R.  Under the modified prospective method, prior periods are not adjusted and the Company continues to provide pro forma disclosure for prior periods as presented below.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 4

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(d)

New accounting policy - Stock-based compensation (continued):

For periods to December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  For periods to December 31, 2005, the Company elected to apply the intrinsic-value based method of accounting described above and adopted only the disclosure requirements of SFAS 123, as amended.

The following table illustrates the effect on net loss if the fair value-based method had been applied to all prior periods presented.

_________________________________________________________________________________________________________________

Three months

ended

March 31,

2005

_________________________________________________________________________________________________________________

Net loss, as reported

$

(228,058)

Deduct stock-based employee

   compensation expense (recovery)

   included in reported net loss

(135,230)

Deduct total stock-based employee

   compensation expense

   determined under fair

   value-based method for all

   awards

(187,809)

_____________________________________________________________________________________________________

Pro forma net loss

$

(551,097)

_________________________________________________________________________________________________________________

Net loss per common share:

Basic and diluted – as

   reported

$

(0.01)

Basic and diluted – pro forma

(0.03)

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

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

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2006

2005

_________________________________________________________________________________________________________________

Net loss

$

(1,691,792)

$

(228,058)

Other comprehensive income (loss):

Currency translation adjustment

(1,496)

2,873

_____________________________________________________________________________________________________

Comprehensive loss

$

(1,693,288)

$

(225,185)

_________________________________________________________________________________________________________________

4.

Related party transaction:

Included in accounts payable as of March 31, 2006, is $27,483 (December 31, 2005 - $27,601) due to a corporation controlled by an officer and director of the Company for consulting services rendered in 2004.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable:

_________________________________________________________________________________________________________________

March 31,

December 31,

2006

2005

_________________________________________________________________________________________________________________

Promissory notes, payable on demand, bearing interest at

   12% per annum, secured by an assignment of accounts

   receivable (note 5(a))

$

-

$

680,370

Promissory note, payable on demand, bearing interest at

   10% per annum, secured by an assignment of accounts

   receivable (note 5(b))

-

41,000

Promissory notes, payable on demand, bearing interest at

   12% per annum, secured by an assignment of accounts

   receivable and a floating charge on all assets (note 5(c))

160,000

-

Promissory notes, payable on March 31, 2006, bearing

   interest at 12% per annum, secured by an assignment

   of accounts receivable (note 5(d))

105,000

93,925

_____________________________________________________________________________________________________

$

265,000

$

815,295

_________________________________________________________________________________________________________________

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

On January 24, 2006, the 2,973,167 shares of common stock had a fair value of $654,097 based on a share price of $0.22 per share on that date.  On the same date, the fair value of the 2,973,167 warrants was $529,375 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 4.35%; expected volatility of 120%; and an expected life of 4.92 years.  As a consequence, the Company recognized a loss of $440,180 on the extinguishment of this debt.

Accrued interest of $Nil (December 31, 2005 - $59,675) has been included in accrued liabilities at March 31, 2006.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

(b)

On January 9, 2006, the Company repaid $41,000 to the lender together with $625 in accrued interest.

Accrued interest of $Nil (December 31, 2005 - $504) has been included in accrued liabilities at March 31, 2006.

(c)

During the three months ended March 31, 2006, the Company received $160,000 in exchange for the issuance of 12% demand promissory notes.  These promissory notes are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Accrued interest of $1,049 (December 31, 2005 - $Nil) has been included in accrued liabilities at March 31, 2006.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $120,225.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $120,225 for the three months ended March 31, 2006.

On April 19, 2006, the lender assigned the $160,000 of promissory notes and $90,811 of 12% promissory notes issued subsequent to March 31, 2006 together with accrued interest to April 19, 2006 of $2,340 to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and 1,265,753 warrants to purchase 1,265,753 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

(d)

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

Accrued interest of $3,889 (December 31, 2005 - $782) has been included in accrued liabilities at March 31, 2006.

At the date of issuance, the conversion feature of some of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $11,075.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $11,075 for the three months ended March 31, 2006.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

On April 19, 2006, $80,000 of promissory notes together with accrued interest to April 19, 2006 of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and 417,836 warrants to purchase 417,836 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

The Company has not repaid or been able to negotiate an extension of the maturity date for the remaining $25,000 of promissory notes.  Consequently, the Company is in default of the terms and conditions of this promissory note.

6.

Promissory notes payable to a related party:

_________________________________________________________________________________________________________________

March 31,

December 31,

2006

2005

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

   (note 6(a)).

$

-

$

472,227

Promissory notes, payable on demand in Canadian dollars,

  bearing interest at 10% per annum compounded annually,

  repayable upon  receipt of payment of specific customer

  invoices, secured by specific customer invoices (note 6(b)).

41,096

41,273

_____________________________________________________________________________________________________

$

41,096

$

513,500

_________________________________________________________________________________________________________________

The promissory notes payable to a related party are also secured by a general security agreement representing a first floating charge on all of the assets of the Company.

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

(a)

Under the terms of the 10% promissory note, the Company could repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note was denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender had a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to related party (continued):

is outstanding, the lender had certain rights related to management and direction of the Company.  Included in accrued liabilities is $Nil (December 31, 2005 – $83,573) in accrued interest on this note.  The lender had agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.

On January 24, 2006, the lender assigned $183,839 of the promissory note and accrued interest to a director of the Company and a corporation controlled by a director of the Company and assigned the balance of the promissory note and accrued interest of $377,024 to unrelated parties.  Subsequent to the assignment of the promissory note and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 1,412,504 common shares of the Company and the unrelated parties converted the $377,024 to 2,896,798 common shares of the Company.

(b)

During 2005, the Company received cash consideration of $41,122 in exchange for the issuance of 10% promissory notes.  Accrued interest of $1,363 (December 31, 2005 - $351) has been included in accrued liabilities at March 31, 2006.

On April 19, 2006, the lender agreed to modify the terms of these promissory notes by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

7.

Stock option plan:

Under the Company’s Stock Option Plan (the “Plan”), up to 5,000,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are generally granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At March 31, 2006, there were 1,197,548 additional shares available for grant under the Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R to account for its stock options.  SFAS 123R requires that the fair value of stock options granted be recognized in the Statement of Operations based on the fair value of the stock options at the date of grant.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes options pricing model based on certain assumptions including the expected term of the options, expected volatility of the underlying stock over the expected term of the options and the risk-free interest rate.  The expected term of the options has been

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

estimated by calculating an average of the weighted average vesting period and the weighted average contractual term of the options.  Historical volatility of the Company’s shares and historical volatility of other companies that operate in a similar business to the Company is used as a basis for projecting the expected volatility of the underlying stock.

The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata value of the award that has vested.

The Company has adopted the modified prospective method of applying the provisions of SFAS 123R.  Under the modified prospective method, the Company recognizes compensation expense based on the requirements of SFAS 123R for all share-based payments granted after the effective date of SFAS 123R.  In addition, compensation expense is recognized, subsequent to the effective date of SFAS 123R, for the remaining portion of the vesting period for outstanding awards granted prior to the effective date of SFAS 123R.

During the three months ended March 31, 2006, there were 1,100,000 stock options granted to officers and directors and 270,000 stock options granted to employees.  During the three months ended March 31, 2005, there were 60,000 stock options granted to employees.  The per share weighted-average fair value of the stock options granted using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Options granted	1,370,000	60,000
Expected volatility	125%	135%
Expected dividends	Nil	Nil
Expected term (years)	4.0	5.8
Risk-free rate	4.35%	4.09%
Per share weighted average grant date fair value	$0.20	$0.51

During the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 11

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

awards upon a change in status from employee to non-employee.   As a result of these modifications, the Company is required to account for the modified options for periods prior to the effective date of SFAS 123R on January 1, 2006 using variable accounting as prescribed by APB 25.  For the three months ended March 31, 2005, non-cash compensation expense (recovery) of ($83,867), ($45,010) and ($6,353) has been included in research and development, general and administrative and sales and marketing expenses, respectively.  As a result of the adoption of SFAS 123R, no expense or recovery has been recognized in the Statement of Operations with respect to the modified options for the three months ended March 31, 2006.

During the three months ended March 31, 2006, there were no options granted to non-employees.  During the three months ended March 31, 2005, there were 25,000 stock options granted to non-employees.  The per share weighted-average fair value of stock options granted to non-employees under the Plan during the three months ended March 31, 2005 was $0.48 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.94%, volatility rate of 139%, and an expected life of 6.7 years.

For the three months ended March 31, 2005, non-cash compensation expense of $1,609 has been included in sales and marketing expenses with respect to stock options granted to non-employees.

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Amounts charged (recovered) against income, before income tax benefit	$80,451	($133,621)
Amount of related income tax benefit recognized in income	Nil	Nil

The impact of adoption of SFAS 123R for the three months ended March 31, 2006 was a decrease in net income of $80,451.  There was no material impact on net loss per share.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

A summary of share option activity under the Plan as of March 31, 2006 and changes during the three months then ended is presented below:

_________________________________________________________________________________________________________________

                                     2006

Options

Weighted

Weighted

Aggregate

Average           average

intrinsic

exercise

remaining

value

price ($)

contractual

term

(Years)

_____________________________________________________________________________________________________

Options outstanding, January 1, 2006

2,432,452

$

0.43

5.0

Granted

1,370,000

0.25

5.9

Options outstanding, March 31, 2006

3,802,452

$

0.37

5.1

$367,478

_________________________________________________________________________________________________________________

Options exercisable, March 31, 2006

1,178,952

$

0.35

3.7

$144,678

_________________________________________________________________________________________________________________

The total fair value of shares vested during the three months ended March 31, 2006 was $27,951 (Three months ended March 31, 2005 - $56,576).

The following table summarizes information about stock options outstanding at March 31, 2006:

_________________________________________________________________________________________________________________

Options

Options

                                   Outstanding

               exercisable

Weighted

Weighted

Weighted

Number

average

average

Number

average

Exercise

outstanding

remaining

exercise

exercisable

exercise

price

at 3/31/06

contractual term

price

at 3/31/06

price

_____________________________________________________________________________________________________

$

0.009

180,150

2.4 years

$

0.009

180,150

$

0.009

0.129

231,121

2.4 years

0.129

231,121

0.129

0.25

1,370,000

5.7 years

0.25

40,000

0.25

0.31

100,000

5.4 years

0.31

–

–

0.40

86,181

5.2 years

0.40

86,181

0.40

0.43

35,000

4.9 years

0.43

12,000

0.43

0.51

1,600,000

5.3 years

0.51

535,000

0.51

0.60

125,000

5.1 years

0.60

51,000

0.60

0.65

50,000

5.0 years

0.65

33,500

0.65

0.75

25,000

4.7 years

0.75

10,000

0.75

_____________________________________________________________________________________________________

3,802,452

5.1 years

$

0.37

1,178,952

$

0.35

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

At March 31, 2006, there was $380,791 of total unrecognized compensation expense related to unvested stock option awards.  The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

 8.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the three months ended March 31, 2006, the Company issued 7,587,469 shares of common stock pursuant to the transactions described below:

On January 24, 2006, $183,839 of the promissory note payable to a related party and accrued interest thereon was assigned to a director of the Company and a corporation controlled by a director of the Company.  The balance of the promissory note payable to a related party and accrued interest of $377,024 was assigned to unrelated parties.  Subsequent to the assignment of the promissory notes payable to a related party and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 1,412,504 shares of common stock of the Company and the unrelated parties converted the $377,024 to 2,896,798 shares of common stock of the Company.

On January 24, 2006, $680,370 of promissory notes payable together with accrued interest to January 15, 2006 of $62,922 was assigned to a number of unrelated parties.  Subsequent to the assignment, the promissory notes and accrued interest were converted to 2,973,167 shares of common stock of the Company and 2,973,167 warrants to purchase 2,973,167 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On January 24, 2006, the 2,973,167 shares of common stock had a fair value of $654,097 based on a share price of $0.22 per share on that date.  On the same date, the fair value of the 2,973,167 warrants was $529,375 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 4.35%; expected volatility of 120%; and an expected life of 4.92 years.  As a consequence, the Company recognized a loss of $440,180 on the extinguishment of this debt.

On January 24, 2006, in connection with the cancellation of a consulting agreement to provide investor communication and public relations services to the Company, the Company issued 305,000 shares of common stock to the consultant or its assignees.   On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction.

During the three months ended March 31, 2006, share issuance costs of $450 were incurred and recorded as a charge to additional paid-in capital.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 14

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

During the three months ended March 31, 2005, the Company received $15,000 from investors pursuant to subscription agreements to purchase 50,000 shares of common stock at $0.30 per share.  Share issuance costs (recovery) of ($1,324) were incurred and recorded as a credit to additional paid-in capital.

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

The Series A warrants could be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there was no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.  Of this amount, $239,161 and $478,322 were included in prepaid expenses and deferred consulting services as at December 31, 2005, respectively.

The Series B warrants could be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there was no registration statement registering the resale of the underlying shares and expire on December 31, 2009.  The Series B warrants could be exercised prior to July 31, 2006 if the Company had not terminated the consulting agreement and the Company had received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants was used for recognition purposes.  At December 31, 2005, no services had been rendered.

On January 24, 2006, the Company cancelled the consulting agreement and included the balance of the prepaid expenses and deferred consulting services of $717,483 in general and administrative expenses (Three months ended March 31, 2005 - $60,057).  On the same date, the Company cancelled the Series A and Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 305,000 shares of common stock.    On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 15

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

 (b) Warrants and common stock pursuant to consulting agreements (continued):

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company issued 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock was estimated at $126,000 based on a share price of $0.63 per share.  Of this amount $15,500 was included in general and administrative expenses for the three months ended March 31, 2005.  No costs were incurred for the three months ended March 31, 2006.  The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  $28,669 was been included in general and administrative expenses for the three months ended March 31, 2005.  No costs were incurred for the three months ended March 31, 2006.

At December 31, 2005, $31,000 remained as a credit to common stock to be issued for services in stockholders’ deficiency with respect to an obligation to issue 100,000 shares of common stock at $0.31 per share for services rendered and recognized in general and administrative expenses in 2005.  In March, 2006, the provider of the services agreed to waive the right to receive the 100,000 shares of common stock.  As a consequence, the $31,000 credit to common stock to be issued for services was transferred to additional paid-in-capital.

9.

Research and development:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2006

2005

_________________________________________________________________________________________________________________

Costs incurred

$

145,486

$

9,198

Investment tax credits

(8,893)

(6,550)

_____________________________________________________________________________________________________

$      136,593        $          2,648

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 16

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

10.

Net loss per common share:

As the Company incurred a net loss during the three months ended March 31, 2006 and 2005, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following securities could potentially dilute net loss per common share for the periods presented:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2006

2005

_________________________________________________________________________________________________________________

Options to purchase common stock

3,802,452

3,178,452

Convertible promissory note to a related party

-

4,309,302

Convertible promissory notes

1,325,000

-

Warrants to purchase common stock

4,235,667

-

Subscriptions to purchase common stock

-

166,667

Common stock to be issued pursuant to consulting agreements

-

200,000

_________________________________________________________________________________________________________________

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of March 31, 2006 and December 31, 2005.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 17

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2006

2005

_________________________________________________________________________________________________________________

United States

$

73,217

$

61,596

Canada

1,285

-

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

March 31,

December 31,

2006

2005

_________________________________________________________________________________________________________________

Canada

$

160,099

$

346,329

United States

142

740,625

_________________________________________________________________________________________________________________

13.

Economic dependence:

Three of the Company’s customers account for 91% of revenue for the three months ended March 31, 2006 (March 31, 2005 – two customers account for 98%).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 18

Three months ended March 31, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

14.

Subsequent events:

Subsequent to March 31, 2006, the Company issued 12% demand promissory notes for cash consideration of $90,811.  These promissory notes are convertible into 454,055 shares of common stock at $0.20 per share and 454,055 stock purchase warrants to purchase 454,055 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

On April 19, 2006, $160,000 of promissory notes payable and the $90,811 of promissory notes issued subsequent to March 31, 2006 together with accrued interest to April 19, 2006 of $2,340 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and 1,265,753 warrants to purchase 1,265,753 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On April 19, 2006, $41,096 of promissory notes payable to related party were modified by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On April 19, 2006, $80,000 of promissory notes together with accrued interest to April 19, 2006 of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and 417,836 warrants to purchase 417,836 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

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

our minimal sales to date;

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

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the year ended December 31, 2005.

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

(b)

Stock-based compensation:

Effective January 1, 2006, the Company adopted the following policy with respect to stock-based compensation:

Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” (“SFAS 123R”) to account for its stock options.  SFAS 123R requires all share-based payments, including stock options granted to employees by the Company, to be recognized in the Statement of Operations based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes options pricing model and has elected to treat awards with graded vesting as a single award.   The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata fair value of the award that has vested.

The Company has adopted the modified prospective method of applying the provisions of SFAS 123R.  Under the modified prospective method, the Company recognizes compensation expense based on the requirements of SFAS 123R for all share-based payments granted after the effective date of SFAS 123R.   In addition, compensation expense is recognized, subsequent to the effective date of SFAS 123R, for the remaining portion of the vesting period for outstanding awards granted prior to the effective date of SFAS 123R.

For periods to December 31, 2005, the Company accounted for stock-based compensation in accordance with the following policy:

For periods to December 31, 2005, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for

Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its stock options for employees.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  For periods to December 31, 2005, the Company elected to apply the intrinsic-value based method of accounting described above and adopted only the disclosure requirements of SFAS 123, as amended.

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

Results of Operations

For the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005

Revenue:  Revenues for the three months ended March 31, 2006 were $74,502 compared to $61,596 for the three months ended March 31, 2005.  Revenues for the three months ended March 31, 2006 included the following:

•

$43,480 for two contract for services;

•

$18,543 for two contracts for products;

•

$12,479 related to product support contracts.

Revenues for the three months ended March 31, 2005 included the following:

•

$43,563 for one contracts for services;

•

$16,923 for one contract for products;

•

$1,110 related to product support contracts

Gross margin:  Gross margin for the three months ended March 31, 2006 was $38,933 (52% of revenue) compared to $53,462 (87% of revenue) for the three months ended March 31, 2005.  In 2005, the contract for products was for license fees and required minimal cost to complete.  In addition, the contract for services in 2005 was for an ongoing project requiring minimal cost to complete.  In 2006, the two contracts for products were expected to result in lower margins as these sales were made to partners in anticipation of ongoing business.  In addition, one of the the contracts for services in 2006 was expected to result in a lower margin as it included a significant labor component.

General and administrative expenses:  General and administrative expenses for the three months ended March 31, 2006 were $855,621 compared to $153,392 for the three months ended March 31, 2005.  The increase in costs of approximately $702,200 includes the following significant items:

•

Increase in compensation related costs of approximately $3,600 resulting from the hiring of a Chief Financial Officer on January 24, 2006.

•

Increase in stock related compensation expense of approximately $72,500.  In 2006, stock related compensation expense was $27,500 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $45,000 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in consulting expense of approximately $613,300.  On January 24, 2006, the Company cancelled a consulting contract and 3,000,000 warrants to purchase our common stock and expensed $717,500 of prepaid expenses and deferred consulting fees which had been recognized on our balance sheet at December 31, 2005.  In 2005, consulting expense was $104,200 and included $60,000 related to the consulting contract referred to above and $44,200 for investor communication and public relations services provided by another party.

•

Increase of approximately $7,100 in professional fees due to the current regulatory environment and use of a contractor to provide accounting services in January, 2006 prior to the hiring of a Chief Financial Officer.

•

Increase of approximately $5,000 in financing fees due to incurring a 7.5% fee on financing raised in 2006 compared to more favorable fees in 2005.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended March 31, 2006 were $151,896 compared to $110,638 for the three months ended March 31, 2005.  The increase in costs of approximately $41,300 includes the following significant items:

•

Increase in stock related compensation expense of approximately $35,000.  In 2006, stock related compensation expense was $30,200 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $4,800 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Decrease in compensation related costs of approximately $8,000 due to the replacement of a sales representative and a sales consultant with one sales representative partially offset by an increase in compensation to management.

•

Increase of approximately $3,000 in the costs of on-line demonstrations of our products and services.

•

Increase of approximately $8,500 in travel and related costs due to attendance at a Business Intelligence trade show in Montreal in March, 2006.

•

Increase in other costs of $2,800 primarily related to the cost of press releases for product and customer announcements.

Research and development expenses:  Research and development expenses for the three months ended March 31, 2006 were $136,593 compared to $2,648 for the three months ended March 31, 2005.  The increase in costs of approximately $133,900 includes the following significant items:

•

Increase in stock related compensation expense of approximately $106,600.  In 2006, stock related compensation expense was $22,700 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $83,900 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in compensation related costs of approximately $40,300 due to an increase in the level of staffing by two full-time equivalent employees and general salary increases.

•

Increase in other costs of $11,200 due primarily to costs related to testing for Microsoft certification resulting in the Company achieving Microsoft Gold Certified Partner status.

The above costs were partially offset by the following items:

•

Increase in research and development tax credits of $2,200 due to labor incurred on the release of DataJungle’s Matrix 4.0 product.

•

Increase of $22,000 in compensation cost transferred to cost of sales due to the labor component on a contract for services.

Depreciation:

Depreciation was $2,103 for the three months ended March 31, 2006 compared to $4,883 for the three months ended March 31, 2005.

Interest expense:

Interest expense increased from $7,738 for the three months ended March 31, 2005 to $139,853 for the three months ended March 31, 2006 primarily as a result of $131,300 of intrinsic value of an in-the-money beneficial conversion feature on promissory notes issued in late 2005 and the three months ended March 31, 2006.

Foreign exchange:

Foreign exchange expense was $4,479 for the three months ended March 31, 2006 compared to $2,221 for the three months ended March 31, 2005.

Net loss:

Net loss was $1,691,792 ($0.07 per share) for the three months ended March 31, 2006 compared to $228,058 ($0.01 per share) for the three months ended March 31, 2005.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At March 31, 2006, the Company had negative working capital of $638,303 compared to negative working capital of $1,366,879 at December 31, 2005.  The Company had $7,333 in cash at March 31, 2006 compared to $85,802 at December 31, 2005.  In addition, the Company has not repaid or been able to negotiate an extension of the maturity date for $25,000 of promissory notes which matured on March 31, 2006.

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

Net cash used in operating activities:  During the three months ended March 31, 2006, the Company used $198,649 in cash in operations compared to a use of cash in operations of $191,884 for the three months ended March 31, 2005.  The use of cash in operations for the three months ended March 31, 2006 resulted from a loss of $1,691,792 offset by non-cash consulting fees of $717,483, loss on extinguishment of debt of $440,180, non-cash compensation expense of $80,451, depreciation of $2,103, non-cash interest expense of $139,213, non-cash financing fees of $12,000 and a net change in non-cash working capital of $101,713.  The use of cash for the three months ended March 31, 2005 resulted from a loss of $228,058 and a recovery in non-cash compensation expense of $133,621 offset by non-cash consulting fees of $104,226, non-cash interest expense of $6,419, depreciation expense of $4,883 and net change in non-cash working capital of $54,267.

Net cash used in investing activities:  During the three months ended March 31, 2006, the Company purchased property and equipment of $1,761 compared to purchases of $3,595 for the three month period ended March 31, 2005.

Net cash provided by financing activities:  During the three months ended March 31, 2006, the Company raised $160,000 by issuing 12% promissory notes offset by $450 in share related issuance costs.  In addition, the Company repaid $41,000 of 10% promissory notes.  During the three months ended March 31, 2005, the Company raised $176,000 (net of repayments of $58,000) by issuing 12% promissory notes and $15,000 from subscriptions to purchase 50,000 shares of common stock at $0.30 per share offset by $300 in share related issuance costs.

Commitments:  The Company has entered into an operating lease for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2006	$73,757
2007	90,148
Total	$163,905

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

In connection with the review of our consolidated condensed financial statements for the period ended March 31, 2006, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  In connection with the review of the consolidated financial statements for the period ended March 31, 2006, our independent registered public accounting firm advised the Board of Directors and management of an additional significant internal control deficiency that they considered to be a material weakness.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated condensed financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  As a result, there is a lack of timely review of the consolidated financial statements and Form 10-QSB.  This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer have concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described above.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company had the following transactions:

•

Issued $160,000 of convertible 12% promissory notes;

•

Issued 7,587,469 shares of common stock pursuant to the transactions described below:

o

4,309,302 shares of common stock on conversion of $476,529 of a promissory note payable to a related party and accrued interest of $84,334.

o

2,973,167 shares of common stock on conversion of $680,370 of promissory notes and accrued interest of $62,922.  In addition, the Company issued 2,973,167 warrants to purchase 2,973,167 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

o

305,000 shares of common stock as consideration for the cancellation of a consulting agreement and the related stock purchase warrants.

•

Granted 1,100,000 stock purchase options to officers and directors and 270,000 stock purchase options to employees to purchase 1,370,000 common shares at an exercise price of $0.25 expiring at various dates to February 1, 2013;

During the period from April 1, 2006 to May 5, 2006, the Company had the following transactions:

•

Issued 12% demand promissory notes for cash consideration of $90,811.  These promissory notes are convertible into 454,055 shares of common stock at $0.20 per share and 454,055 stock purchase warrants to purchase 454,055 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

•

On April 19, 2006, $160,000 of promissory notes payable and $90,811 of 12% promissory notes issued subsequent to March 31, 2006 together with accrued interest to April 19, 2006 of $2,340 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and 1,265,753 warrants to purchase 1,265,753 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

Modified $41,096 of promissory notes payable to a related party by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

On April 19, 2006, $80,000 of promissory notes together with accrued interest to April 19, 2006 of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and 417,836 warrants to purchase 417,836 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

The Company has not repaid or been able to negotiate an extension of the maturity date for a $25,000 promissory note which matured on March 31, 2006.  As at May 15, 2006, the amount outstanding pursuant to this promissory note was $26,192 including accrued interest of $1,192.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.a

Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.b

Certification of Chief Financial Officer, Secretary & Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.a

Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.b

Certification of Chief Financial Officer, Secretary & Treasurer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATAJUNGLE SOFTWARE INC.

By:

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

Dated: May 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

(principal executive officer)

Dated: May 15, 2006

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated: May 15, 2006