Form 10QSB
period 2006-06-30
DATAJUNGLE SOFTWARE INC
filed 2006-08-14
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 11, 2006, 30,230,549 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of June 30, 2006

and December 31, 2005

4

Consolidated Condensed Statements of Operations for the Three Month

and Six Month Periods Ended June 30, 2006 and 2005

5

Consolidated Condensed Statements of Cash Flows for the Six Month

Periods Ended June 30, 2006 and 2005

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

26

ITEM 3.

Controls and Procedures

33

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

35

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

ITEM 3.

Defaults Upon Senior Securities

36

ITEM 4.

Submission of Matters to a Vote of Security Holders

37

ITEM 5.

Other Information

37

ITEM 6.

Exhibits and Reports on Form 8-K

37

Signatures

38

Certifications

39

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three and six months ended June 30, 2006 and 2005

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

June 30, 2006 and December 31, 2005

(In U.S. dollars)

_______________________________________________________________________________________________________

June 30,

December 31,

2006

2005

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

10,484

$

85,802

Accounts receivable

75,885

183,622

Investment tax credits receivable

98,322

76,435

Contracts in process

-

5,677

Prepaid expenses (note 8(b))

17,711

249,126

_______________________________________________________________________________________________________

202,402

600,662

Deferred consulting services (note 8(b))

-

478,322

Property and equipment

6,130

7,970

_______________________________________________________________________________________________________

$

208,532

$

1,086,954

_______________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 4)

$

209,974

$

183,871

Accrued liabilities

364,564

420,591

Promissory notes payable (note 5)

80,000

815,295

Promissory notes payable to a related party (note 6)

61,369

513,500

Deferred revenue

20,262

34,284

_______________________________________________________________________________________________________

736,169

1,967,541

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 26,921,398 shares at June 30,

   2006 and 17,650,340 shares at December 31, 2005

26,922

17,651

Common stock to be issued for services (note 8(b))

-

31,000

Additional paid-in capital

5,862,777

3,227,784

Accumulated other comprehensive loss

(228,083)

(213,759)

Deficit

(6,189,253)

(3,943,263)

_______________________________________________________________________________________________________

(527,637)

(880,587)

Basis of presentation (note 2(a))

Guarantees (note 11)

Subsequent events (notes 5 and 14)

_______________________________________________________________________________________________________

$

208,532

$

1,086,954

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues:

Products

$

21,975

$

17,626

$

40,518

$

34,549

Services

139,010

41,122

194,969

85,795

_____________________________________________________________________________________________________

160,985

58,748

235,487

120,344

Cost of revenues:

Cost of products

2,030

3,227

7,990

4,304

Cost of services

27,881

2,107

57,490

9,164

_____________________________________________________________________________________________________

29,911

5,334

65,480

13,468

_____________________________________________________________________________________________________

Gross profit

131,074

53,414

170,007

106,876

Expenses:

General and administrative (note 8(b))

132,231

231,580

987,852

384,972

Research and development (note 9)

121,851

61,493

258,444

64,141

Sales and marketing

143,996

109,760

295,892

220,398

Depreciation of property and equipment

3,232

4,814

5,335

9,697

_____________________________________________________________________________________________________

401,310

  407,647

1,547,523

679,208

_____________________________________________________________________________________________________

(270,236)

(354,233)

(1,377,516)

(572,332)

Other expenses:

Interest expense (notes 5(c), 5(d),

5(e) and 6(c))

(169,577)

(12,871)

(309,430)

(20,609)

Loss on extinguishment of debt (notes 5(a),

5(c) and 6(b))

(110,563)

-

(550,743)

-

Foreign exchange loss

(3,822)

(1,958)

(8,301)

(4,179)

_____________________________________________________________________________________________________

(283,962)

(14,829)

(868,474)

(24,788)

_____________________________________________________________________________________________________

Net loss

$

(554,198)

$

(369,062)

$

(2,245,990)

$

(597,120)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 10)

$

(0.02)

$

(0.02)

$

(0.09)

$

(0.03)

_________________________________________________________________________________________________________________

Weighted-average common shares

    outstanding

26,569,879

17,281,173

24,901,451

17,281,173

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_________________________________________________________________________________________________________________

Six months

Six months

ended

ended

June 30,

June 30,

2006

2005

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$ (2,245,990)

$

(597,120)

Items not involving cash:

Depreciation of property and equipment

5,335

9,697

Interest expense

309,009

19,290

Financing fees

18,811

-

Compensation expense (recovery)

139,227

(163,005)

Consulting fees

717,483

    250,518

Loss on extinguishment of debt

550,743

-

Change in non-cash operating working capital

 190,739

103,486

_____________________________________________________________________________________________________

Net cash used in operating activities

(314,643)

(377,134)

Cash flows from investing activities:

Purchase of property and equipment

(3,171)

(3,595)

Cash flows from financing activities:

Proceeds from promissory notes payable

275,000

422,423

Proceeds from promissory notes payable

to a related party

18,398

-

Payments of promissory notes payable

(41,000)

(58,000)

Share issuance costs

(450)

(300)

Share subscriptions received

-

15,000

_____________________________________________________________________________________________________

Net cash provided by financing activities

251,948

379,123

Effects of exchange rates on cash and cash equivalents

(9,452)

1,312

_____________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(75,318)

(294)

Cash and cash equivalents, beginning of period

85,802

10,056

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

10,484

$

9,762

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the six months ended June 30, 2006, the Company paid $625 in interest (Six months ended June 30, 2005 - $1,319).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three and six months ended June 30, 2006 and 2005

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

The consolidated condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2006.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the year ended December 31, 2005.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $533,767 as at June 30, 2006 and has incurred a loss of $2,245,990 for the six months then ended.  As of June 30, 2006, the Company has an accumulated deficit of $6,189,253 which results in a stockholders’ deficiency of $527,637.  In addition, the Company is in violation of the terms and conditions of a promissory note, expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three and six months ended June 30, 2006 and 2005

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

Three and six months ended June 30, 2006 and 2005

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

Three and six months ended June 30, 2006 and 2005

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

_________________________________________________________________________________________________________________

Three months

Six months

ended

ended

June 30,

June 30,

2005

2005

_________________________________________________________________________________________________________________

Net loss, as reported

$

(369,062)

$

(597,120)

Deduct stock-based employee

   compensation expense (recovery)

   included in reported net loss

(29,384)

(163,005)

Deduct total stock-based employee

   compensation expense

   determined under fair

   value-based method for all

   awards

(123,647)

(311,456)

_____________________________________________________________________________________________________

Pro forma net loss

$

(522,093)

$

(1,071,581)

_________________________________________________________________________________________________________________

Net loss per common share:

Basic and diluted – as

   reported

$

(0.02)

$

(0.03)

Basic and diluted – pro forma

$

(0.03)

$

(0.06)

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

Net loss

$

(554,198)

$

(369,062)

$

(2,245,990)

$

(597,120)

Other comprehensive loss:

Currency translation adjustment

(12,828)

(6,817)

(14,324)

(9,690)

_____________________________________________________________________________________________________

Comprehensive loss

$

(567,026)

$

(375,879)

$

(2,260,314)

$

(606,810))

_________________________________________________________________________________________________________________

4.

Related party transaction:

Included in accounts payable as of June 30, 2006, is $28,758 (December 31, 2005 - $27,601) due to a corporation controlled by an officer and director of the Company for consulting services rendered in 2004.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable:

_________________________________________________________________________________________________________________

June 30,

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

-

41,000

Promissory notes, payable on June 30, 2006, bearing

   interest at 12% per annum, secured by an assignment

   of accounts receivable (note 5(c))

25,000

93,925

Promissory notes, payable on demand, bearing interest at

10% per annum, secured by an assignment of accounts

receivable (note 5(d))

55,000

-

_____________________________________________________________________________________________________

$

80,000

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

Accrued interest of $Nil (December 31, 2005 - $59,675) has been included in accrued liabilities at June 30, 2006.

(b)  On January 9, 2006, the Company repaid $41,000 to the lender together with $625 in accrued interest. Accrued     interest of $Nil (December 31, 2005 - $504) has been included in accrued liabilities at June 30, 2006.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

(c)

During 2005, the Company received cash consideration of $105,000 in exchange for the issuance of 12% promissory notes.  The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

Accrued interest of $2,820 (December 31, 2005 - $782) has been included in accrued liabilities at June 30, 2006.

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

On April 19, 2006, $80,000 of the promissory notes together with accrued interest of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and 208,918 warrants to purchase 208,918 shares of common stock of the Company in accordance with the original conversion provisions.  In addition, the Company agreed to issue an additional 208,918 warrants to purchase 208,918 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On April 19, 2006,  the fair value of the 208,918 additional warrants was $68,306 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility of 124%; and an expected life of 4.71 years.  As a consequence, the Company recognized a loss of $68,306 on the extinguishment of this debt.

On May 19, 2006, the Company entered into an agreement to extend the maturity date of $25,000 of the promissory notes to June 30, 2006.  As consideration for this extension, the Company agreed to pay $1,250 in additional interest and to repay the principal and accrued interest from the proceeds of any financing in excess of $250,000 or at the rate of 10% of the cash proceeds from sales or any financing less than $250,000   At June 30, 2006, the Company had not repaid or been able to negotiate a further extension of the maturity date.  Subsequent to June 30, 2006, the Company repaid $4,988 to the lender.  However, the Company has failed to make any additional payments of principal or interest.  Consequently, the Company is in default of the terms and conditions of this promissory note, which is therefore presented as a short term liability.

(d)

During the three months ended June 30, 2006, the Company received $55,000 in exchange for the issuance of 10% demand promissory notes.  These promissory notes are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Accrued interest of $418 (December 31, 2005 - $Nil) has been included in accrued liabilities at June 30, 2006.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $55,000.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $55,000 for the three months ended June 30, 2006.

On August 2, 2006, the promissory notes together with accrued interest of $915 were converted into 559,151 shares of common stock of the Company and 279,575 warrants to purchase 279,575 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

(e)

During the six months ended June 30, 2006, the Company received $220,000 in exchange for the issuance of 12% demand promissory notes.  In addition, the Company issued $12,000 of 12% demand promissory notes for consulting services and $18,811 for financing fees.  These promissory notes were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $211,036.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $120,225 for the three months ended March 31, 2006 and $90,811 for the three months ended June 30, 2006.

On April 19, 2006, the lender assigned the $250,811 of 12% demand promissory notes together with accrued interest of $2,340 to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and 1,265,753 warrants to purchase 1,265,753 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to a related party:

_________________________________________________________________________________________________________________

June 30,

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

   (note 6(a)).

$

-

$

472,227

Promissory notes, payable on demand in Canadian dollars,

  bearing interest at 10% per annum compounded annually,

  secured by an assignment of accounts receivable (note 6(b)).

43,003

41,273

Promissory notes, payable on demand in Canadian dollars,

  bearing interest at 10% per annum compounded annually,

  secured by an assignment of accounts receivable (note 6(c)).

18,366

-

_____________________________________________________________________________________________________

$

61,369

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

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

(a)

Under the terms of the 10% promissory note, the Company could repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note was denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender had a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest is outstanding, the lender had certain rights related to management and direction of the Company.  The lender had agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.   Included in accrued liabilities at June 30, 2006 is $Nil (December 31, 2005 – $83,573) in accrued interest on this note.

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

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to related party (continued):

director of the Company converted the $183,839 to 1,412,504 common shares of the Company and the unrelated parties converted the $377,024 to 2,896,798 common shares of the Company.

 (b)

During 2005, the Company received cash consideration of $41,122 in exchange for the issuance of 10% promissory notes.  Accrued interest of $2,499 (December 31, 2005 - $351) has been included in accrued liabilities at June 30, 2006.

On April 19, 2006, the lender agreed to modify the terms of these promissory notes by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.  In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, this modification has been accounted for as an extinguishment of the old debt and the creation of new debt.

On April 19, 2006, the outstanding principal on the promissory notes was $42,257.  On the same date, the conversion rights granted as a result of the modification of the promissory notes had a fair value in excess of the outstanding principal.  As a consequence, the Company recognized a loss of $42,257 on the modification of this debt.

(c)

During the three months ended June 30, 2006, the Company received cash consideration of $18,398 in exchange for the issuance of 10% promissory notes.  Accrued interest of $244 has been included in accrued liabilities at June 30, 2006.

The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

At the date of issuance, the conversion feature of some of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $18,398.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $18,398 for the three months ended June 30, 2006.

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

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.    Stock option plan (continued):

At June 30, 2006, there were 1,122,548 additional shares available for grant under the Plan.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R to account for its stock options.  SFAS 123R requires that the fair value of stock options granted be recognized in the Statement of Operations based on the fair value of the stock options at the date of grant.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes options pricing model based on certain assumptions including the expected term of the options, expected volatility of the underlying stock over the expected term of the options and the risk-free interest rate.  The expected term of the options has been estimated by calculating an average of the weighted average vesting period and the weighted average contractual term of the options.  Historical volatility of the Company’s shares and historical volatility of other companies that operate in a similar business to the Company is used as a basis for projecting the expected volatility of the underlying stock.

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

During the six months ended June 30, 2006, there were 1,100,000 stock options granted to officers and directors and 495,000 stock options granted to employees.  During the six months ended June 30, 2005, there were 85,000 stock options granted to employees.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

The per share weighted-average fair value of the stock options granted to employees during the three months ended June 30, 2006 and 2005 using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005
Options granted	225,000	25,000
Expected volatility	128%	131%
Expected dividends	Nil	Nil
Expected term (years)	4.0	6.0
Risk-free rate	4.99%	3.81%
Per share weighted average grant date fair value	$0.20	$0.28

During the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the awards upon a change in status from employee to non-employee.   As a result of these modifications, the Company is required to account for the modified options for periods prior to the effective date of SFAS 123R on January 1, 2006 using variable accounting as prescribed by APB 25.  For the six months ended June 30, 2005, non-cash compensation expense (recovery) of ($104,562), ($56,065) and ($8,763) has been included in research and development, general and administrative and sales and marketing expenses, respectively.  As a result of the adoption of SFAS 123R, no expense or recovery has been recognized in the Statement of Operations with respect to the modified options for the six months ended June 30, 2006.

During the six months ended June 30, 2006, there were no options granted to non-employees.  During the three months ended March 31, 2005, there were 25,000 stock options granted to non-employees.  There were no options granted to non-employees during the three months ended June 30, 2005.

For the three months ended March 31, 2005, non-cash compensation expense of $1,609 has been included in sales and marketing expenses with respect to stock options granted to non-employees.  For the three months ended June 30, 2005, $4,776 has been included in sales and marketing expenses with respect to stock options granted to non-employees.

During the three months ended June 30, 2006, a Director of the Company forfeited 100,000 stock options to purchase 100,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012 and forfeited 50,000 stock options to purchase 50,000 common shares at $0.25 per share expiring at various dates up to January 31, 2012.  During the three months ended June 30, 2005, an employee forfeited 175,000 stock options to purchase 175,000 common shares at $0.51 per share expiring at various dates up to March 31, 2012.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

Three months ended June 30, 2006	Three months ended June 30, 2005		Six months ended June 30, 2006	Six months ended June 30, 2005
Amounts charged (recovered) against income, before income tax benefit	$58,776	($29,384)	$139,227	($163,005)
Amount of related income tax benefit recognized in income	Nil	Nil	Nil	Nil

The impact of adoption of SFAS 123R for the six months ended June 30, 2006 was a decrease in net income of $139,227.  This decrease in net income had the impact of increasing the loss per share by $0.01.

A summary of share option activity under the Plan as of June 30, 2006 and changes during the six months then ended is presented below:

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

(Years)

_____________________________________________________________________________________________________

Options outstanding, January 1, 2006

2,432,452

$

0.43

4.5

Granted

1,595,000

0.25

5.5

Forfeited

  (150,000)

0.42

    -

_________________________________________________________________________________________________________________

Options outstanding, June 30, 2006

3,877,452

$

0.36

4.9

$53,775

_________________________________________________________________________________________________________________

Options exercisable, June 30, 2006

1,666,452

$

0.40

3.9

$53,775

_________________________________________________________________________________________________________________

The total fair value of shares vested during the three months ended June 30, 2006 was $261,707 (Three months ended June 30, 2005 - $363,238).  The total fair value of shares vested during the six months ended June 30, 2006 was $289,658 (Six months ended June 30, 2005 - $419,814).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 14

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

The following table summarizes information about stock options outstanding at June 30, 2006:

_________________________________________________________________________________________________________________

Options

Options

                                   Outstanding

               exercisable

Weighted

Weighted

Weighted

Number

average

average

Number

average

Exercise

outstanding

remaining

exercise

exercisable

exercise

price

at 6/30/06

contractual term

price

at 6/30/06

price

_____________________________________________________________________________________________________

$

0.009

180,150

2.1 years

$

0.009

180,150

$

0.009

0.13

231,121

2.1 years

0.13

231,121

0.13

0.25

1,545,000

5.6 years

0.25

20,000

0.25

0.31

100,000

5.2 years

0.31

9,000

0.31

0.40

86,181

4.9 years

0.40

86,181

0.40

0.43

35,000

4.7 years

0.43

12,000

0.43

0.51

1,500,000

5.0 years

0.51

1,002,000

0.51

0.60

125,000

4.8 years

0.60

82,500

0.60

0.65

50,000

4.7 years

0.65

33,500

0.65

0.75

25,000

4.5 years

0.75

10,000

0.75

_____________________________________________________________________________________________________

3,877,452

4.9 years

$

0.36

1,666,452

$

0.40

_________________________________________________________________________________________________________________

At June 30, 2006, there was $316,536 of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

 8.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the three months ended June 30, 2006, the Company issued 1,683,589 shares of common stock pursuant to the transactions described below:

On April 19, 2006, $250,811 of promissory notes payable together with accrued interest to April 19, 2006 of $2,340 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and 1,265,753 warrants to purchase 1,265,753 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On April 19, 2006, $80,000 of promissory notes together with accrued interest to April 19, 2006 of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and 208,918 warrants to purchase 208,918 shares of common stock of the Company in accordance with the original conversion provisions.  In addition, the Company agreed to issue an additional 208,918 warrants to purchase 208,918

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 15

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On April 19, 2006, the fair value of the 208,918 additional warrants issued was $68,306 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility of 124%; and an expected life of 4.71 years.  As a consequence, the Company recognized a loss of $68,306 on the extinguishment of this debt.

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

During the three months ended June 30, 2006, share issuance costs (recovery) of ($1,366) were incurred and recorded as a credit to additional paid-in capital.  During the three months ended June 30, 2005, share issuance costs (recovery) of ($1,193) were incurred and recorded as a credit to additional paid-in capital.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 16

Three and months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

During the three months ended March 31, 2006, share issuance costs of $1,816 were incurred and recorded as a charge to additional paid-in capital.

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

The Series B warrants could be exercised at any time after July 31, 2006 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there was no registration statement registering the resale of the underlying shares.  The Series B warrants could be exercised prior to July 31, 2006 if the Company had not terminated the consulting agreement and the Company had received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.

In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants was used for recognition purposes.  At December 31, 2005, no services had been rendered.

On January 24, 2006, the Company cancelled the consulting agreement and included the balance of the prepaid expenses and deferred consulting services of $717,483 in general and administrative expenses (Six months ended June 30, 2005 - $119,847).  On the same date, the Company cancelled the Series A and Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 305,000 shares of common stock.    On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction.

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company issued 200,000 shares of common

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 17

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock was estimated at $126,000 based on a share price of $0.63 per share.  Of this amount Nil was included in general and administrative expenses for the six months ended June 30, 2006 (six months ended June 30, 2005 - $63,000).   The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  Of this amount, Nil was been included in general and administrative expenses for the six months ended June 30, 2006 (six months ended June 30, 2005 - $57,338).

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

9.

Research and development:

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

Costs incurred

$

131,339

$

69,381

$

276,825

$

78,580

Investment tax credits

(9,488)

(7,888)

(18,381)

(14,439)

_____________________________________________________________________________________________________

$

121,851

$

61,493

$

258,444

$

64,141

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 18

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

10.

Net loss per common share:

As the Company incurred a net loss during the six months ended June 30, 2006 and 2005, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following securities could potentially dilute net loss per common share for the periods presented:

_________________________________________________________________________________________________________________

Six months

Six months

ended

ended

June 30,

June 30,

2006

2005

_________________________________________________________________________________________________________________

Options to purchase common stock

3,877,452

3,028,452

Convertible promissory note to a related party

-

4,309,302

Convertible promissory notes

1,073,675

-

Warrants to purchase common stock

5,501,101

-

Subscriptions to purchase common stock

-

166,667

Exercise of Series A warrants

-

1,700,000

Exercise of Series B warrants

-

1,500,000

Common stock to be issued pursuant to consulting agreements

-

300,000

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of June 30, 2006 and December 31, 2005.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 19

Three and six months ended June 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

12.

Segmented reporting (continued):

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

United States

$

135,691

$

41,122

$

208,908

$

102,718

Canada

15,191

17,626

16,476

17,626

Europe

10,103

-

10,103

-

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

June 30,

December 31,

2006

2005

_________________________________________________________________________________________________________________

Canada

$

208,390

$

346,329

United States

142

740,625

_________________________________________________________________________________________________________________

13.

Economic dependence:

Three of the Company’s customers account for 83% of revenue for the six months ended June 30, 2006 (June 30, 2005 – three customers account for 97%).

14.

Subsequent events:

Subsequent to June 30, 2006, the Company received subscriptions for $125,000 to purchase 1,250,000 shares of common stock of the Company at $0.10 per share and 625,000 warrants to purchase 625,000 shares of common stock of the Company at $0.30 per share.  The warrants expire on December 31, 2010.

On August 2, 2006, $55,000 of promissory notes together with accrued interest of $915 were converted into 559,151 shares of common stock of the Company and 279,575 warrants to purchase 279,575 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On August 14, 2006, the Company entered into a consulting agreement with an unrelated party to provide investor relations services for the Company for the period to July 31, 2007.  As consideration for these services, the Company agreed to issue 1,500,000 shares of common stock of the Company and make a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement and to issue additional shares to the consultant pursuant to anti-dilution provisions in the agreement.

On August 1, 2006, the Company repaid $4,988 of the amount owing for principal and accrued interest on a $25,000 promissory note that was in default at June 30, 2006.

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

Results of Operations

For the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005

Revenue:  Revenues for the three months ended June 30, 2006 were $160,985 compared to $58,748 for the three months ended June 30, 2005.  Revenues for the three months ended June 30, 2006 included the following:

•

$125,558 for four contracts for services;

•

$21,975 for three contracts for products;

•

$13,452 related to product support contracts.

Revenues for the three months ended June 30, 2005 included the following:

•

$39,313 for one contract for services;

•

$17,626 for two contracts for products;

•

$1,809 related to product support contracts

Gross margin:  Gross margin for the three months ended June 30, 2006 was $131,074 (81% of revenue) compared to $53,414 (91% of revenue) for the three months ended June 30, 2005.  In 2005, the contract for services was for an ongoing project requiring minimal labor cost to complete.  In 2006, one of the contracts for products was expected to result in a lower margin as the sale was made in anticipation of ongoing revenue.  In addition, one of the contracts for services in 2006 resulted in a lower than expected margin due to the labor incurred on the project.

General and administrative expenses:  General and administrative expenses for the three months ended June 30, 2006 were $132,231 compared to $231,580 for the three months ended June 30, 2005.  The decrease in costs of approximately $99,300 includes the following significant items:

•

Increase in compensation costs for the Chief Financial Officer of approximately $12,600.

•

Increase in stock related compensation expense of approximately $27,500.  In 2006, stock related compensation expense was $16,400 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $11,100 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Decrease in consulting expense of approximately $146,300.  No consulting related costs were incurred during the three months ended June 30, 2006.  In 2005, consulting expense included services for investor communication and public relations.

•

Increase of approximately $4,300 in professional fees due to the current regulatory environment.

•

Increase of approximately $2,600 in other miscellaneous costs.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended June 30, 2006 were $143,996 compared to $109,760 for the three months ended June 30, 2005.  The increase in costs of approximately $34,200 includes the following significant items:

•

Increase in stock related compensation expense of approximately $23,900.  In 2006, stock related compensation expense was $26,300 as a result of the implementation of FAS 123R.  In 2005, compensation expense was $2,400 under the accounting principles in effect at that time.

•

Increase in compensation related costs of approximately $9,900 due to an increase in compensation to sales management in 2006, hiring of a third sales representative in June 2006 and engaging a sales consultant in the U.S. in June 2006.  These increases were partially offset by a lower level of compensation for one of the sales representatives in 2006 compared to the sales representative employed in the equivalent position in 2005.  At June 30, 2006, the Company had three sales representatives responsible for world wide sales, a sales consultant in the U.S. primarily responsible for building relationships with partners, a sales engineer and two members of management involved in sales related activities.

Research and development expenses:  Research and development expenses for the three months ended June 30, 2006 were $121,851 compared to $61,493 for the three months ended June 30, 2005.  The increase in costs of approximately $60,400 includes the following significant items:

•

Increase in stock related compensation expense of approximately $36,800.  In 2006, stock related compensation expense was $16,100 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $20,700 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in compensation related costs of approximately $49,100 due to an increase in the level of staffing by two full-time equivalent employees and general salary increases.

The above costs were partially offset by the following items:

•

Increase in research and development tax credits of $1,600 due to labor incurred on the release of DataJungle’s Matrix 4.0 product and subsequent upgrades .

•

Increase of $24,100 in compensation cost transferred to cost of sales due to the labor component on a contract for services.

Depreciation:

Depreciation was $3,232 for the three months ended June 30, 2006 compared to $4,814 for the three months ended June 30, 2005.

Interest expense:

Interest expense increased from $12,871 for the three months ended June 30, 2005 to $169,577 for the three months ended June 30, 2006 primarily as a result of approximately $164,209 of intrinsic value of in-the-money beneficial conversion features on promissory notes issued in 2006 and modifications in 2006 to promissory notes issued in 2005.  This intrinsic value was partially offset by lower interest charges in 2006 due to a net reduction in debt levels.

Foreign exchange:

Foreign exchange expense was $3,822 for the three months ended June 30, 2006 compared to $1,958 for the three months ended June 30, 2005.

Net loss:

Net loss was $554,198 ($0.02 per share) for the three months ended June 30, 2006 compared to $369,062 ($0.02 per share) for the three months ended June 30, 2005.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

For the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005

Revenue:  Revenues for the six months ended June 30, 2006 were $235,487 compared to $120,344 for the six months ended June 30, 2005.  Revenues for the six months ended June 30, 2006 included the following:

•

$169,038 for four contracts for services;

•

$40,518 for four contracts for products;

•

$25,931 related to product support contracts.

Revenues for the six months ended June 30, 2005 included the following:

•

$82,875 for one contract for services;

•

$34,549 for three contracts for products;

•

$2,920 related to product support contracts

Gross margin:  Gross margin for the six months ended June 30, 2006 was $170,007 (72% of revenue) compared to $106,876 (89% of revenue) for the six months ended June 30, 2005.  In 2005, the contract for services was for an ongoing project requiring minimal cost to complete.  In 2006, two of the contracts for products were expected to result in lower margins as these sales were made in anticipation of ongoing business.  In addition, two of the contracts for services in 2006 were expected to result in lower margin as they included a significant labor component.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2006 were $987,852 compared to $384,972 for the six months ended June 30, 2005.  The increase in costs of approximately $602,900 includes the following significant items:

•

Increase in compensation related costs for the Chief Financial Officer of approximately $16,200.

•

Increase in stock related compensation expense of approximately $100,000.  In 2006, stock related compensation expense was $43,900 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $56,100 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in consulting expense of approximately $467,000.  On January 24, 2006, the Company cancelled a consulting contract and 3,000,000 warrants to purchase our common stock and expensed $717,500 of prepaid expenses and deferred consulting fees which had been recognized on our balance sheet at December 31, 2005.  No consulting related costs were incurred during the six months ended June 30, 2006.  In 2005, consulting expense included $250,500 for investor communication and public relations services.

•

Increase of approximately $11,400 in professional fees due to the current regulatory environment and use of a contractor to provide accounting services in January 2006 prior to the hiring of a Chief Financial Officer.

•

Increase of approximately $4,800 in financing fees due to incurring a 7.5% fee on financing raised in 2006 compared to more favorable fees in 2005.

•

Increase of approximately $3,500 in other miscellaneous costs.

Sales and marketing expenses:  Sales and marketing expenses for the six months ended June 30, 2006 were $295,892 compared to $220,398 for the six months ended June 30, 2005.  The increase in costs of approximately $75,500 includes the following significant items:

•

Increase in stock related compensation expense of approximately $58,900.  In 2006, stock related compensation expense was $56,500 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $2,400 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in compensation related costs of approximately $1,800 due to an increase in compensation to sales management in 2006, hiring of a third sales representative in June 2006 and engaging a sales consultant in the U.S. in June 2006.  These increases were offset by a lower level of compensation for one of the sales representatives and the sales consultant in 2006 compared to the sales representative and sales consultant employed in 2005.  At June 30, 2006, the Company had three sales representatives responsible for world wide sales, a sales consultant in the U.S. primarily responsible for building relationships with partners, a sales engineer and two members of management involved in sales related activities.

•

Increase of approximately $2,000 in the costs of on-line demonstrations of our products and services.

•

Increase of approximately $7,300 in travel and related costs primarily due to attendance at a Business Intelligence trade show in Montreal in March 2006.

•

Increase in other costs of $5,500 primarily related to the cost of press releases for product and customer announcements and purchasing of a mailing list for customer lead generation purposes.

Research and development expenses:  Research and development expenses for the six months ended June 30, 2006 were $258,444 compared to $64,141 for the six months ended June 30, 2005.  The increase in costs of approximately $194,300 includes the following significant items:

•

Increase in stock related compensation expense of approximately $143,400.  In 2006, stock related compensation expense was $38,800 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $104,600 resulting from recognition of a net reduction in the intrinsic value of certain stock options of the Company accounted for using variable accounting due to a decrease in the market price of Company common stock.

•

Increase in compensation related costs of approximately $89,400 due to an increase in the level of staffing by two full-time equivalent employees, reduction in the amount of staffing costs charged to sales and marketing activities and general salary increases.

•

Increase in other costs of $11,600 due primarily to costs related to testing for Microsoft certification resulting in the Company achieving Microsoft Gold Certified Partner status.

The above costs were partially offset by the following items:

•

Increase in research and development tax credits of $4,000 due to labor incurred on the release of DataJungle’s Matrix 4.0 product and subsequent upgrades.

•

Increase of $46,100 in compensation cost transferred to cost of sales due to the labor component on a contract for services.

Depreciation:

Depreciation was $5,335 for the six months ended June 30, 2006 compared to $9,697 for the six months ended June 30, 2005.

Interest expense:

Interest expense increased from $20,609 for the six months ended June 30, 2005 to $309,430 for the six months ended June 30, 2006 primarily as a result of $295,509 of intrinsic value of in-the-money beneficial conversion features on promissory notes issued in 2006 and modifications in 2006 to promissory notes issued in 2005.  This intrinsic value was partially offset by lower interest charges in 2006 due to a net reduction in debt levels.

Foreign exchange:

Foreign exchange expense was $8,301 for the six months ended June 30, 2006 compared to $4,179 for the six months ended June 30, 2005.

Net loss:

Net loss was $2,245,990 ($0.09 per share) for the six months ended June 30, 2006 compared to $597,120 ($0.03 per share) for the six months ended June 30, 2005.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At June 30, 2006, the Company had negative working capital of $533,767 compared to negative working capital of $1,366,879 at December 31, 2005.  The Company had $10,484 in cash at June 30, 2006 compared to $85,802 at December 31, 2005.  At June 30, 2006, the Company had not repaid or been able to negotiate a further extension of the maturity date for $25,000 of promissory notes.  Subsequent to June 30, 2006, the Company repaid $4,988 to the lender.  However, the Company has failed to make any additional payments of principal or interest.  Consequently, the Company is in default of the terms and conditions of this promissory note, which is therefore presented as a short term liability.

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

Net cash used in operating activities:  During the six months ended June 30, 2006, the Company used $314,643 in cash in operations compared to a use of cash in operations of $377,134 for the six months ended June 30, 2005.  The use of cash in operations for the six months ended June 30, 2006 resulted from a loss of $2,245,990 offset by non-cash consulting fees of $717,483, loss on extinguishment of debt of $550,743, non-cash compensation expense of $139,227, depreciation of $5,335, non-cash interest expense of $309,009, non-cash financing fees of $18,811 and a net change in non-cash working capital of $190,739.  The use of cash for the six months ended June 30, 2005 resulted from a loss of $597,120 and a recovery in non-cash compensation expense of $163,005 offset by non-cash consulting fees of $250,518, non-cash interest expense of $19,290, depreciation expense of $9,697 and net change in non-cash working capital of $103,486.

Net cash used in investing activities:  During the six months ended June 30, 2006, the Company purchased property and equipment of $3,171 compared to purchases of $3,595 for the six month period ended June 30, 2005.

Net cash provided by financing activities:  During the six months ended June 30, 2006, the Company raised $220,000 by issuing 12% promissory notes and $73,398 by issuing 10% promissory notes offset by $450 in share related issuance costs.  In addition, the Company repaid $41,000 of 10% promissory notes.  During the six months ended June 30, 2005, the Company raised $364,423 (net of repayments of $58,000) by issuing 12% promissory notes and $15,000 from subscriptions to purchase 50,000 shares of common stock at $0.30 per share offset by $300 in share related issuance costs.

Commitments:  The Company has entered into an operating lease for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2006	$51,453
2007	94,332
Total	$145,785

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

In connection with the review of our consolidated condensed financial statements for the period ended June 30, 2006, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated condensed financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

During the three months ended June 30, 2006, the Company had the following transactions:

•

Issued $90,811 of convertible 12% promissory notes.  These promissory notes are convertible, at the lender’s option, into shares of common stock at $0.20 per share plus a warrant for the purchase of the number of common shares received on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

On April 19, 2006, $160,000 of convertible 12% promissory notes issued during the three months ended March 31, 2006 and $90,811 of convertible 12% promissory notes payable referred to immediately above together with accrued interest to April 19, 2006 of $2,340 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and 1,265,753 warrants to purchase 1,265,753 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

Modified $43,003 of 10% promissory notes payable to a related party by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

On April 19, 2006, $80,000 of 12% promissory notes together with accrued interest to April 19, 2006 of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and 417,836 warrants to purchase 417,836 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

Issued $18,398 of convertible 10% promissory notes to a related party.  The promissory notes are convertible, at the lender’s option, into shares of common stock at $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

Issued $55,000 of convertible 10% promissory notes.  The promissory notes are convertible, at the lender’s option, into shares of common stock at $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

Granted 225,000 stock purchase options to employees to purchase 225,000 common shares at an exercise price of $0.25 expiring at various dates to May 31, 2013.  In addition, a Director of the Company forfeited 100,000 stock purchase options to purchase 100,000 common shares at an exercise price of $0.51 per share expiring at various dates to June 14, 2012 and 50,000 stock purchase options to purchase 50,000 common shares at $0.25 per share expiring at various dates to January 31, 2012.

During the period from July 1, 2006 to August 14, 2006, the Company had the following transactions:

•

Received subscriptions for $125,000 to purchase 1,250,000 shares of common stock of the Company at $0.10 per share and 625,000 warrants to purchase 625,000 shares of common stock of the Company at $0.30 per share.  The warrants expire on December 31, 2010.

•

On August 2, 2006, $55,000 of promissory notes together with accrued interest of $915 were converted into 559,151 shares of common stock of the Company and 279,575 warrants to purchase 279,575 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

On August 14, 2006, the Company entered into a consulting agreement with an unrelated party to provide investor relations services for the Company for the period to July 31, 2007.  As consideration for these services, the Company agreed to issue 1,500,000 shares of common stock of the Company and make a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement and to issue additional shares to the consultant pursuant to anti-dilution provisions in the agreement.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

At June 30, 2006, the Company had not repaid or been able to negotiate a further extension of the maturity date for $25,000 of promissory notes.  Subsequent to June 30, 2006, the Company repaid $4,988 to the lender.  However, the Company has failed to make any additional payments of principal or interest.  As at August 11, 2006, the amount outstanding pursuant to this promissory note was $23,161 including accrued interest of $3,149.

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

Dated: August 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

(principal executive officer)

Dated: August 14, 2006

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated: August 14, 2006