Form 10QSB
period 2006-09-30
DATAJUNGLE SOFTWARE INC
filed 2006-11-14
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 14, 2006, 30,765,760 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of September 30, 2006

and December 31, 2005

4

Consolidated Condensed Statements of Operations for the Three Month

and Nine Month Periods Ended September 30, 2006 and 2005

5

Consolidated Condensed Statements of Cash Flows for the Nine Month

Periods Ended September 30, 2006 and 2005

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

27

ITEM 3.

Controls and Procedures

35

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

36

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

36

ITEM 3.

Defaults Upon Senior Securities

38

ITEM 4.

Submission of Matters to a Vote of Security Holders

38

ITEM 5.

Other Information

38

ITEM 6.

Exhibits and Reports on Form 8-K

38

Signatures

39

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three and nine months ended September 30, 2006 and 2005

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

September 30, 2006 and December 31, 2005

(In U.S. dollars)

_______________________________________________________________________________________________________

September 30,

December 31,

2006

2005

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

5,841

$

85,802

Accounts receivable

191,300

183,622

Investment tax credits receivable

107,487

76,435

Contracts in process

-

5,677

Prepaid expenses (note 8(b))

278,738

249,126

_______________________________________________________________________________________________________

583,366

600,662

Deferred consulting services (note 8(b))

-

478,322

Property and equipment

5,875

7,970

_______________________________________________________________________________________________________

$

589,241

$

1,086,954

_______________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 4)

$

271,778

$

183,871

Accrued liabilities

419,034

420,591

Promissory notes payable (note 5)

20,012

815,295

Promissory notes payable to a related party (note 6)

114,521

513,500

Deferred revenue

28,932

34,284

_______________________________________________________________________________________________________

854,277

1,967,541

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 30,730,549 shares at September 30,

   2006 and 17,650,340 shares at December 31, 2005

30,731

17,651

Common stock to be issued for services (note 8(b))

7,042

31,000

Additional paid-in capital

6,469,904

3,227,784

Accumulated other comprehensive loss

(226,552)

(213,759)

Deficit

(6,546,161)

(3,943,263)

_______________________________________________________________________________________________________

(265,036)

(880,587)

Basis of presentation (note 2(a))

Guarantees (note 11)

Subsequent events (note 14)

_______________________________________________________________________________________________________

$

589,241

$

1,086,954

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three and nine months ended September 30, 2006 and 2005

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

2005

2006

2005

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

Revenues:

Products

$

24,845

$

17,203

$

65,363

$

51,752

Services

147,219

37,754

342,188

123,549

_____________________________________________________________________________________________________

172,064

54,957

407,551

175,301

Cost of revenues:

Cost of products

-

552

7,990

4,856

Cost of services

24,597

3,704

82,087

12,868

_____________________________________________________________________________________________________

24,597

4,256

90,077

17,724

_____________________________________________________________________________________________________

Gross profit

147,467

50,701

317,474

157,577

Expenses:

General and administrative (note 8(b))

163,451

242,350

1,151,303

627,322

Research and development (note 9)

123,575

78,918

382,019

143,059

Sales and marketing

160,884

89,853

456,776

310,251

Depreciation of property and equipment

1,128

1,858

6,463

11,555

_____________________________________________________________________________________________________

449,038

  412,979

1,996,561

1,092,187

_____________________________________________________________________________________________________

(301,571)

(362,278)

(1,679,087)

(934,610)

Other expenses:

Interest expense (notes 5 and 6)

(52,796)

(18,731)

(362,226)

(39,340)

Loss on extinguishment of debt (notes 5

       and 6)

-

-

(550,743)

-

Foreign exchange loss

(2,541)

(967)

(10,842)

(5,146)

_____________________________________________________________________________________________________

(55,337)

(19,698)

(923,811)

(44,486)

_____________________________________________________________________________________________________

Net loss

$

(356,908)

$

(381,976)

$

(2,602,898)

$

(979,096)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 10)

$

(0.01)

$

(0.02)

$

(0.10)

$

(0.06)

_________________________________________________________________________________________________________________

Weighted-average common shares

    outstanding

29,149,549

17,341,363

26,333,044

17,301,457

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Three and nine months ended September 30, 2006 and 2005

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

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$ (2,602,898)

$

(979,096)

Items not involving cash:

Depreciation of property and equipment

6,463

11,555

Interest expense

361,804

38,021

Financing fees

18,811

-

Compensation expense (recovery)

169,293

(162,716)

Consulting fees

758,597

    391,145

Loss on extinguishment of debt

550,743

-

Change in non-cash operating working capital

 194,079

159,247

_____________________________________________________________________________________________________

Net cash used in operating activities

(543,108)

(541,844)

Cash flows from investing activities:

Purchase of property and equipment

(4,065)

(4,599)

Cash flows from financing activities:

Proceeds from promissory notes payable

275,000

596,115

Proceeds from promissory notes payable

to a related party

71,630

-

Repayments of promissory notes payable

(45,988)

(58,000)

Share issuance costs

(450)

(300)

Share subscriptions received

175,000

15,000

_____________________________________________________________________________________________________

Net cash provided by financing activities

475,192

552,815

Effects of exchange rates on cash and cash equivalents

(7,980)

(15,893)

_____________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(79,961)

(9,521)

Cash and cash equivalents, beginning of period

85,802

10,056

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

5,841

$

535

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the nine months ended September 30, 2006, the Company paid $625 in interest (Nine months ended September 30, 2005 - $1,319).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three and nine months ended September 30, 2006 and 2005

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

The consolidated condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2006.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements at and for the year ended December 31, 2005.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $270,911 as at September 30, 2006 and has incurred a loss of $2,602,898 for the nine months then ended.  As of September 30, 2006, the Company has an accumulated deficit of $6,546,161 which results in a stockholders’ deficiency of $265,036.  In addition, the Company is in violation of the terms and conditions of a promissory note, expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three and nine months ended September 30, 2006 and 2005

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

Three and nine months ended September 30, 2006 and 2005

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

Three and nine months ended September 30, 2006 and 2005

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

_________________________________________________________________________________________________________________

Three months

Nine months

ended

ended

September 30,

September 30,

2005

2005

_________________________________________________________________________________________________________________

Net loss, as reported

$

(381,976)

$

(979,096)

Deduct stock-based employee

   compensation recovery

   included in reported net loss

(1,641)

(168,185)

Add (deduct) total stock-based employee

   compensation expense

   determined under fair

   value-based method for all

   awards

2,624

(308,832)

_____________________________________________________________________________________________________

Pro forma net loss

$

(380,993)

$

(1,456,113)

_________________________________________________________________________________________________________________

Net loss per common share:

Basic and diluted – as

   reported

$

(0.02)

$

(0.06)

Basic and diluted – pro forma

$

(0.02)

$

(0.08)

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three and nine months ended September 30, 2006 and 2005

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

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

Net loss

$

(356,908)

$

(381,976)

$

(2,602,898)

$

(979,096)

Other comprehensive income (loss):

Currency translation adjustment

1,531

(40,360)

(12,793)

(30,670)

_____________________________________________________________________________________________________

Comprehensive loss

$

(355,377)

$

(422,336)

$

(2,615,691)

$

(1,009,766)

_________________________________________________________________________________________________________________

4.

Related party transaction:

Included in accounts payable as of September 30, 2006, is $28,720 (December 31, 2005 - $27,601) due to a corporation controlled by an officer and director of the Company for consulting services rendered in 2004.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable:

_________________________________________________________________________________________________________________

September 30,

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

20,012

93,925

_____________________________________________________________________________________________________

$

20,012

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

Accrued interest of $Nil (December 31, 2005 - $59,675) has been included in accrued liabilities at September 30, 2006.

(b)  On January 9, 2006, the Company repaid $41,000 to the lender together with $625 in accrued interest. Accrued     interest of $Nil (December 31, 2005 - $504) has been included in accrued liabilities at September 30, 2006.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three and nine months ended September 30, 2006 and 2005

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

Accrued interest of $3,479 (December 31, 2005 - $782) has been included in accrued liabilities at September 30, 2006.

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

On May 19, 2006, the Company entered into an agreement to extend the maturity date of $25,000 of the promissory notes to June 30, 2006.  As consideration for this extension, the Company agreed to pay $1,250 in additional interest and to repay the principal and accrued interest from the proceeds of any financing in excess of $250,000 or at the rate of 10% of the cash proceeds from sales or any financing less than $250,000.  On August 2, 2006, the Company repaid $4,988 to the lender.  On September 12, 2006, the lender assigned the promissory note together with accrued interest to another party.  The Company has failed to make any additional payments of principal or interest.  Consequently, the Company is in default of the terms and conditions of the promissory note, which is therefore presented as a short term liability.

(d)

During the three months ended June 30, 2006, the Company received $55,000 in exchange for the issuance of 10% demand promissory notes.  These promissory notes were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Accrued interest of $Nil (December 31, 2005 - $Nil) has been included in accrued liabilities at September 30, 2006.

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

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to a related party:

_________________________________________________________________________________________________________________

September 30,

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

42,945

41,273

Promissory notes, payable on demand in Canadian dollars,

  bearing interest at 10% per annum compounded annually,

  secured by an assignment of accounts receivable (note 6(c)).

71,576

-

_____________________________________________________________________________________________________

$

114,521

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

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

(a)

Under the terms of the 10% promissory note, the Company could repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note was denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender had a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest was outstanding, the lender had certain rights related to management and direction of the Company.  The lender had agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.   Included in accrued liabilities at September 30, 2006 is $Nil (December 31, 2005 – $83,573) in accrued interest on this note.

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

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to related party (continued):

director of the Company converted the $183,839 to 1,412,504 common shares of the Company and the unrelated parties converted the $377,024 to 2,896,798 common shares of the Company.

 (b)

During 2005, the Company received cash consideration of $41,122 in exchange for the issuance of 10% promissory notes.  Accrued interest of $3,578 (December 31, 2005 - $351) has been included in accrued liabilities at September 30, 2006.

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

(c)

During the three months ended June 30, 2006 and the three months ended September 30, 2006, the Company received cash consideration of $18,398 and $53,232, respectively, in exchange for the issuance of 10% promissory notes.  Accrued interest of $849 has been included in accrued liabilities at September 30, 2006.

The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

At the date of issuance, the conversion feature of some of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $68,353.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $18,398 for the three months ended June 30, 2006 and $49,955 for the three months ended September 30, 2006.

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

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.    Stock option plan (continued):

over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At September 30, 2006, there were 1,284,910 additional shares available for grant under the Plan.

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

During the nine months ended September 30, 2006, there were 1,100,000 stock options granted to officers and directors and 495,000 stock options granted to employees.  During the nine months ended September 30, 2005, there were 160,000 stock options granted to employees.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

The per share weighted-average fair value of the stock options granted to employees during the three months ended September 30, 2006 and 2005 calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005
Options granted	Nil	75,000
Expected volatility	-	131%
Expected dividends	-	Nil
Expected term (years)	-	6.0
Risk-free rate	-	4.05%
Per share weighted average grant date fair value	-	$0.27

During the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the awards upon a change in status from employee to non-employee.   As a result of these modifications, the Company was required to account for the modified options for periods prior to the effective date of SFAS 123R on January 1, 2006 using variable accounting as prescribed by APB 25.  For the nine months ended September 30, 2005, non-cash compensation recovery of $104,151, $54,174 and $9,860 has been included in research and development, general and administrative and sales and marketing expenses, respectively.  As a result of the adoption of SFAS 123R, no expense or recovery has been recognized in the Statement of Operations with respect to the modified options for the nine months ended September 30, 2006.

During the nine months ended September 30, 2006, there were no options granted to non-employees.  During the nine months ended September 30, 2005, there were 25,000 stock options granted to non-employees.  For the nine months ended September 30, 2005, non-cash compensation expense of $5,469 has been included in sales and marketing expenses with respect to stock options granted to non-employees.

During the three months ended June 30, 2006, a Director of the Company forfeited 100,000 stock options to purchase 100,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012 and forfeited 50,000 stock options to purchase 50,000 common shares at $0.25 per share expiring at various dates up to January 31, 2012.  During the three months ended September 30, 2006, employees forfeited 162,362 stock options to purchase 162,362 common shares at prices ranging from $0.13 to $0.25 per share expiring at various dates up to February 1, 2013.  During the three months ended June 30, 2005, an employee forfeited 175,000 stock options to purchase 175,000 common shares at $0.51 per share expiring at various dates up to March 31, 2012.  During the three months ended September 30, 2005, Officers and Directors forfeited 500,000 stock options to purchase 500,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012.  During the three months ended September 30, 2005, an employee forfeited 125,000 stock options to purchase 125,000 common shares at $0.51 per share expiring at various dates up to June 30, 2010.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

Three months ended September 30, 2006	Three months ended September 30, 2005		Nine months ended September 30, 2006	Nine months ended September 30, 2005
Amounts charged (recovered) against income, before income tax benefit	$30,066	$289	$169,263	($162,716)
Amount of related income tax benefit recognized in income	Nil	Nil	Nil	Nil

The impact of adoption of SFAS 123R for the nine months ended September 30, 2006 was a decrease in net income of $169,293.  This decrease in net income had the impact of increasing the loss per share by $0.01.

A summary of share option activity under the Plan as of September 30, 2006 and changes during the nine months then ended is presented below:

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

(Years)

_____________________________________________________________________________________________________

Options outstanding, January 1, 2006

2,432,452

$

0.43

4.3

Granted

1,595,000

0.25

5.3

Forfeited

  (312,362)

0.33

    -

_________________________________________________________________________________________________________________

Options outstanding, September 30, 2006

3,715,090

$

0.36

4.6

$52,836

_________________________________________________________________________________________________________________

Options exercisable, September 30, 2006

1,684,090

$

0.40

3.7

$52,836

_________________________________________________________________________________________________________________

The total fair value of shares vested during the three months ended September 30, 2006 was $8,583 (Three months ended September 30, 2005 - $2,217).  The total fair value of shares vested during the nine months ended September 30, 2006 was $298,241 (Nine months ended September 30, 2005 - $422,031).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 14

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

The following table summarizes information about stock options outstanding at September 30, 2006:

_________________________________________________________________________________________________________________

Options

Options

                                   Outstanding

               exercisable

Weighted

Weighted

Weighted

Number

average

average

Number

average

Exercise

outstanding

remaining

exercise

exercisable

exercise

price

at 9/30/06

contractual term

price

at 9/30/06

price

_____________________________________________________________________________________________________

$

0.009

180,150

1.9 years

$

0.009

180,150

$

0.009

0.13

218,759

1.9 years

0.13

218,759

0.13

0.25

1,395,000

5.3 years

0.25

20,000

0.25

0.31

100,000

4.9 years

0.31

36,000

0.31

0.40

86,181

4.7 years

0.40

86,181

0.40

0.43

35,000

4.4 years

0.43

12,000

0.43

0.51

1,500,000

4.7 years

0.51

1,002,000

0.51

0.60

125,000

4.6 years

0.60

85,500

0.60

0.65

50,000

4.5 years

0.65

33,500

0.65

0.75

25,000

4.2 years

0.75

10,000

0.75

_____________________________________________________________________________________________________

3,715,090

4.6 years

$

0.36

1,684,090

$

0.40

_________________________________________________________________________________________________________________

At September 30, 2006, there was $224,822 of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average period of approximately 1.2 years.

 8.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the three months ended September 30, 2006, the Company issued 3,809,151 shares of common stock pursuant to the transactions described below:

On August 2, 2006, $55,000 of promissory notes together with accrued interest of $915 were converted into 559,151 shares of common stock of the Company and 279,575 warrants to purchase 279,575 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Issued 1,500,000 shares of common stock to an unrelated party to provide investor relations services for the Company for the period to July 31, 2007.

During July and August 2006, the Company issued 1,750,000 shares of common stock of the Company at $0.10 per share and 875,000 warrants to purchase 875,000 shares of common stock of the Company at $0.30 per share for cash consideration of $175,000.  The warrants expire on December 31, 2010.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 15

Three and nine months ended September 30, 2006 and 2005

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

On January 24, 2006, the 2,973,167 shares of common stock had a fair value of $654,097 based on a share price of $0.22 per share on that date.  On the same date, the fair value of the 2,973,167 warrants was $529,375 using the Black Scholes option pricing model with the following weighted average

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 16

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

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

During the three months ended September 30, 2006, share issuance costs of $Nil (Three months ended September 30, 2005 - $1,044) were incurred and recorded as a debit to additional paid-in-capital.

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

The Series A warrants could be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there was no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 17

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

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

On January 24, 2006, the Company cancelled the consulting agreement and included the balance of the prepaid expenses and deferred consulting services of $717,483 in general and administrative expenses (Nine months ended September 30, 2005 - $179,637).  On the same date, the Company cancelled the Series A and Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 305,000 shares of common stock.    On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction.

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company issued 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock was estimated at $126,000 based on a share price of $0.63 per share.  Of this amount $Nil was included in general and administrative expenses for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $94,500).   The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  Of this amount, $Nil was included in general and administrative expenses for the nine months ended September 30, 2006 (nine months ended September 30, 2005 - $86,008).

At December 31, 2005, $31,000 remained as a credit to common stock to be issued for services in stockholders’ deficiency with respect to an obligation to issue 100,000 shares of common stock at $0.31 per share for services rendered and recognized in general and administrative expenses in 2005.  In March 2006, the provider of the services agreed to waive the right to receive the 100,000 shares of common stock.  As a consequence, the $31,000 credit to common stock to be issued for services was transferred to additional paid-in-capital.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 18

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

On August 14, 2006, the Company entered into a consulting agreement with an unrelated party to provide investor relations services for the Company for the period to July 31, 2007.  As consideration for these services, the Company issued 1,500,000 shares of common stock of the Company and made a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement.  Under anti-dilution provisions in the agreement, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

The fair value of the 1,500,000 shares of common stock has been estimated at $300,000 on the date the shares were issued.  At September 30, 2006, the Company was obligated to issue an additional 35,211 shares of common stock pursuant to the anti-dilution provisions.  The fair value of these additional shares has been estimated at $7,042 and has been included in common stock to be issued for services at September 30, 2006.  Of the total estimated fair value of $307,042, $41,114 has been included in general and administrative expenses for the three months ended September 30, 2006.  The balance of $265,928 has been included in prepaid expenses at September 30, 2006 and will be recognized as an expense on a straight-line basis as services are rendered from October 1, 2006 to July 31, 2007.

9.

Research and development:

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

Costs incurred

$

132,845

$

85,088

$

409,670

$

163,668

Investment tax credits

(9,270)

(6,170)

(27,651)

(20,609)

_____________________________________________________________________________________________________

$

123,575

$

78,918

$

382,019

$

143,059

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 19

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

10.

Net loss per common share:

As the Company incurred a net loss during the nine months ended September 30, 2006 and 2005, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following securities could potentially dilute net loss per common share for the periods presented:

_________________________________________________________________________________________________________________

Nine months

Nine months

ended

ended

September 30,

September 30,

2006

2005

_________________________________________________________________________________________________________________

Options to purchase common stock

3,715,090

2,478,452

Convertible promissory note to a related party

930,485

4,309,302

Convertible promissory notes

100,060

-

Warrants to purchase common stock

6,633,966

3,200,000

Common stock to be issued pursuant to consulting agreements

35,211

100,000

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of September 30, 2006 and December 31, 2005.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 20

Three and nine months ended September 30, 2006 and 2005

(In U.S. dollars)

_____________________________________________________________________________________________________________________

12.  Segmented reporting (continued):

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

Nine months

Nine months

ended

ended

ended

ended

September 30,

September 30,

September 30,

September 30,

2006

2005

2006

2005

_________________________________________________________________________________________________________________

United States

$

169,894

$

54,957

$

378,802

$

157,675

Canada

2,170

-

18,646

17,626

Europe

-

-

10,103

-

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

September 30,

December 31,

2006

2005

_________________________________________________________________________________________________________________

Canada

$

323,313

$

346,329

United States

265,928

740,625

_________________________________________________________________________________________________________________

13.

Economic dependence:

Three of the Company’s customers account for 81% of revenue for the nine months ended September 30, 2006 (Nine months ended September 30, 2005 – four customers account for 96%).

14.

Subsequent events:

Subsequent to September 30, 2006, the Company granted 50,000 stock options to an employee to purchase 50,000 shares of common stock at $0.18 per share expiring at various dates up to September 30, 2013.

Subsequent to September 30, 2006, the Company issued 10% promissory notes for cash consideration of $32,407.  These promissory notes are convertible into 324,070 shares of common stock at $0.10 per share and 162,035 stock purchase warrants to purchase 162,035 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

Subsequent to September 30, 2006, the Company issued 35,211 shares of common stock pursuant to a consulting agreement with an unrelated party to provide investor relations services for the Company.

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

Results of Operations

For the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005

Revenue:  Revenues for the three months ended September 30, 2006 were $172,064 compared to $54,957 for the three months ended September 30, 2005.  Revenues for the three months ended September 30, 2006 included the following:

•

$133,587 for six contracts for services;

•

$24,845 for two contracts for products;

•

$13,632 related to product support contracts.

Revenues for the three months ended September 30, 2005 included the following:

•

$35,181 for one contract for services;

•

$17,203 for one contract for products;

•

$2,573 related to product support contracts

Gross margin:  Gross margin for the three months ended September 30, 2006 was $147,467 (86% of revenue) compared to $50,701 (92% of revenue) for the three months ended September 30, 2005.  In 2005, the contract for services was for an ongoing project requiring minimal labor cost to complete.  In 2006, three of the contracts for services resulted in a lower gross margin as these contracts were done in anticipation of ongoing work in the future.

General and administrative expenses:  General and administrative expenses for the three months ended September 30, 2006 were $163,451 compared to $242,350 for the three months ended September 30, 2005.  The decrease in costs of approximately $78,900 includes the following significant items:

•

Increase in compensation costs for the Chief Financial Officer of approximately $5,600.

•

Increase in stock related compensation expense of approximately $5,100.  In 2006, stock related compensation expense was $7,000 as a result of the implementation of FAS 123R.  In 2005, compensation expense was $1,900 under the accounting principles in effect at that time.

•

Decrease in consulting expense of approximately $84,000.  In 2006, consulting expense included $56,600 for investor communication and public relations services.  In 2005, consulting expense included $140,600 for investor communication and public relations.

•

Decrease in financing fees of approximately $6,000 due to financing arrangements in place in 2005.  No similar fees were incurred in 2006.

•

Decrease of approximately $3,800 in professional fees.  These fees were higher in 2005 due to the use of an outside contractor for accounting services.

•

Increase of approximately $4,200 in rent, legal, bank charges and other miscellaneous costs.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended September 30, 2006 were $160,884 compared to $89,853 for the three months ended September 30, 2005.  The increase in costs of approximately $71,000 includes the following significant items:

•

Increase in stock related compensation expense of approximately $12,800.  In 2006, stock related compensation expense was $10,800 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense of $2,000 was recognized under the accounting principles in effect at that time.

•

Increase in compensation related costs of approximately $45,300 due to an increase in compensation to management in 2006, hiring of an inside sales representative in June 2006 and engaging a sales consultant in the U.S. in June 2006.  At September 30, 2006, the Company had two sales representatives responsible for world wide sales, a sales consultant in the U.S. primarily responsible for building relationships with partners, two sales engineers and two members of management involved primarily in sales related activities.

•

Decrease of approximately $5,400 in the costs of on-line demonstrations of our products.

•

Increase of approximately $10,300 in travel and related costs due to attendance at two Microsoft sponsored events and trips to major customers.

•

Increase of approximately $8,000 related to in-house telemarketing efforts and the use of an outside telemarketing firm to increase the number of leads for sales staff.

Research and development expenses:  Research and development expenses for the three months ended September 30, 2006 were $123,575 compared to $78,918 for the three months ended September 30, 2005.  The increase in costs of approximately $44,700 includes the following significant items:

•

Increase in stock related compensation expense of approximately $11,800.  In 2006, stock related compensation expense was $12,200 as a result of the implementation of FAS 123R.  In 2005, compensation expense was $400 under the accounting principles in effect at that time.

•

Increase in compensation related costs of approximately $42,900 due to an increase in the level of staffing by three full-time equivalent employees and general salary increases.

•

Increase of approximately $600 in other miscellaneous costs.

The above costs were offset by the following items:

•

Increase in research and development tax credits of $3,100 due to labor incurred on the release of DataJungle’s Matrix 4.0 product and subsequent upgrades .

•

Increase of $7,500 in compensation cost transferred to cost of sales due to the labor component on a contract for services.

Depreciation:

Depreciation was $1,128 for the three months ended September 30, 2006 compared to $1,858 for the three months ended September 30, 2005.

Interest expense:

Interest expense increased from $18,731 for the three months ended September 30, 2005 to $52,796 for the three months ended September 30, 2006 primarily as a result of $49,955 which represents intrinsic value of beneficial conversion features on promissory notes issued in 2006.  This intrinsic value was partially offset by lower interest charges in 2006 due to a net reduction in debt levels.

Foreign exchange:

Foreign exchange expense was $2,541 for the three months ended September 30, 2006 compared to $967 for the three months ended September 30, 2005.

Net loss:

Net loss was $356,908 ($0.01 per share) for the three months ended September 30, 2006 compared to $381,976 ($0.02 per share) for the three months ended September 30, 2005.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

For the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005

Revenue:  Revenues for the nine months ended September 30, 2006 were $407,551 compared to $175,301 for the nine months ended September 30, 2005.  Revenues for the nine months ended September 30, 2006 included the following:

•

$302,626 for ten contracts for services;

•

$65,363 for six contracts for products;

•

$39,562 related to product support contracts.

Revenues for the nine months ended September 30, 2005 included the following:

•

$118,057 for one contract for services;

•

$51,752 for four contracts for products;

•

$5,492 related to product support contracts

Gross margin:  Gross margin for the nine months ended September 30, 2006 was $317,474 (78% of revenue) compared to $157,577 (90% of revenue) for the nine months ended September 30, 2005.  In 2005, the contract for services was for an ongoing project requiring minimal cost to complete.  In 2006, two of the contracts for products and four of the contracts for services were expected to result in lower margins as these sales were made in anticipation of ongoing business.  In addition, three of the contracts for services in 2006 resulted in lower margin as they included a significant labor component.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2006 were $1,151,303 compared to $627,322 for the nine months ended September 30, 2005.  The increase in costs of approximately $524,000 includes the following significant items:

•

Increase in compensation related costs for the Chief Financial Officer of approximately $21,700.

•

Increase in stock related compensation expense of approximately $105,200.  In 2006, stock related compensation expense was $51,000 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense of $54,200 was recognized under the accounting principles in effect at that time.

•

Increase in consulting expense of approximately $383,000.  On January 24, 2006, the Company cancelled a consulting contract and 3,000,000 warrants to purchase our common stock and expensed $717,500 of prepaid expenses and deferred consulting fees which had been recognized on our balance sheet at December 31, 2005.  In addition, consulting expense in 2006 included $56,600 for investor communication and public relations services compared to $391,100 in 2005.

•

Increase of approximately $7,600 in professional fees due to the current regulatory environment and use of a contractor to provide accounting services in January 2006 prior to the hiring of a Chief Financial Officer.

•

Increase of approximately $4,100 in bank charges due to penalties and interest on arrears in certain statutory tax payments.

•

Increase of approximately $3,400 in rent resulting from increased operating costs.

•

Decrease of approximately $1,000 in other miscellaneous costs.

Sales and marketing expenses:  Sales and marketing expenses for the nine months ended September 30, 2006 were $456,776 compared to $310,251 for the nine months ended September 30, 2005.  The increase in costs of approximately $146,500 includes the following significant items:

•

Increase in stock related compensation expense of approximately $71,700.  In 2006, stock related compensation expense was $67,300 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense of $4,400 was recognized under the accounting principles in effect at that time.

•

Increase in compensation related costs of approximately $47,200 due to an increase in compensation to management in 2006, hiring of an inside sales representative in June 2006 and engaging a sales consultant in the U.S. in June 2006.  These increases were offset by a lower level of compensation for one of the sales representatives in 2006 compared to the sales representative employed in 2005.  At September 30, 2006, the Company had two sales representatives responsible for world wide sales, a sales consultant in the U.S. primarily responsible for building relationships with partners, two sales engineers and two members of management primarily involved in sales related activities.

•

Decrease of approximately $3,400 in the costs of on-line demonstrations of our products and services.

•

Increase of approximately $17,600 in travel and related costs due to attendance at a Business Intelligence trade show in Montreal, attendance at two Microsoft sponsored events and trips to major customers.

•

Increase in other costs of $13,400 primarily related to the cost of press releases for product and customer announcements, purchasing of a mailing list for customer lead generation purposes and use of an outside telemarketing firm to increase the number of leads for sales staff.

Research and development expenses:  Research and development expenses for the nine months ended September 30, 2006 were $382,019 compared to $143,059 for the nine months ended September 30, 2005.  The increase in costs of approximately $239,000 includes the following significant items:

•

Increase in stock related compensation expense of approximately $155,300.  In 2006, stock related compensation expense was $51,100 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense of $104,200 was recognized under the accounting principles in effect at the time.

•

Increase in compensation related costs of approximately $132,300 due to an increase in the level of staffing by three full-time equivalent employees, reduction in the amount of staffing costs charged to sales and marketing activities and general salary increases.

•

Increase in other costs of $11,600 due primarily to costs related to testing for Microsoft certification resulting in the Company achieving Microsoft Gold Certified Partner status.

•

Net increase of approximately $400 in other costs.

The above costs were offset by the following items:

•

Increase in research and development tax credits of $7,100 due to labor incurred on the release of DataJungle’s Matrix 4.0 product and subsequent upgrades.

•

Increase of $53,500 in compensation cost transferred to cost of sales due to the labor component on a contract for services.

Depreciation:

Depreciation was $6,463 for the nine months ended September 30, 2006 compared to $11,555 for the nine months ended September 30, 2005.

Interest expense:

Interest expense increased from $39,400 for the nine months ended September 30, 2005 to $362,226 for the nine months ended September 30, 2006 primarily as a result of $345,464 which represents of intrinsic value of beneficial conversion features on promissory notes issued in 2006 and modifications in 2006 to promissory notes issued in 2005.  This intrinsic value was partially offset by lower interest charges in 2006 due to a net reduction in debt levels.

Foreign exchange:

Foreign exchange expense was $10,842 for the nine months ended September 30, 2006 compared to $5,146 for the nine months ended September 30, 2005.

Net loss:

Net loss was $2,602,898 ($0.10 per share) for the nine months ended September 30, 2006 compared to $979,096 ($0.06 per share) for the nine months ended September 30, 2005.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At September 30, 2006, the Company had negative working capital of $270,911 compared to negative working capital of $1,366,879 at December 31, 2005.  The Company had $5,841 in cash at September 30, 2006 compared to $85,802 at December 31, 2005.  At September 30, 2006, the Company had not repaid or negotiated a further extension of the maturity date for $20,012 of promissory notes.  Consequently, the Company is in default of the terms and conditions of this promissory note, which is therefore presented as a short term liability.

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

Net cash used in operating activities:  During the nine months ended September 30, 2006, the Company used $543,108 in cash in operations compared to a use of cash in operations of $541,844 for the nine months ended September 30, 2005.  The use of cash in operations for the nine months ended September 30, 2006 resulted from a loss of $2,602,898 offset by non-cash consulting fees of $758,597, loss on extinguishment of debt of $550,743, non-cash compensation expense of $169,293, depreciation of $6,463, non-cash interest expense of $361,804, non-cash financing fees of $18,811 and a net change in non-cash working capital of $194,079.  The use of cash for the nine months ended September 30, 2005 resulted from a loss of $979,096 and a recovery in non-cash compensation expense of $162,716 offset by non-cash consulting fees of $391,145, non-cash interest expense of $38,021, depreciation expense of $11,555 and net change in non-cash working capital of $159,247.

Net cash used in investing activities:  During the nine months ended September 30, 2006, the Company purchased property and equipment of $4,065 compared to purchases of $4,599 for the nine month period ended September 30, 2005.

Net cash provided by financing activities:  During the nine months ended September 30, 2006, the Company raised $220,000 by issuing 12% promissory notes and $126,630 by issuing 10% promissory notes offset by $450 in share related issuance costs.  The Company also raised $175,000 from subscriptions to purchase 1,750,000 shares of common stock at $0.10 per share.  In addition, the Company repaid $45,988 of 10% promissory notes.  During the nine months ended September 30, 2005, the Company raised $538,115 (net of repayments of $58,000) by issuing 12% promissory notes and $15,000 from subscriptions to purchase 50,000 shares of common stock at $0.30 per share offset by $300 in share related issuance costs.

Commitments:

(a)

Operating lease

The Company has entered into an operating lease for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2006	$25,692
2007	94,205
Total	$119,897

(b)

Investor relations services

Under the terms of a consulting agreement with an unrelated party to provide investor relations services to the Company, the Company has agreed to make cash payments of $6,000 per month for the period from October 1, 2006 to July 31, 2007.  In addition, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement pursuant to anti-dilution provisions in the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

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

In connection with the review of our consolidated condensed financial statements for the period ended September 30, 2006, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated condensed financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

During the three months ended September 30, 2006, the Company had the following transactions:

•

Issued shares of common stock pursuant to subscriptions for $175,000 to purchase 1,750,000 shares of common stock of the Company at $0.10 per share and 875,000 warrants to purchase 875,000 shares of common stock of the Company at $0.30 per share.  The warrants expire on December 31, 2010.

•

On August 2, 2006, $55,000 of promissory notes together with accrued interest of $915 were converted into 559,151 shares of common stock of the Company and 279,575 warrants to purchase 279,575 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

•

On August 14, 2006, the Company entered into a consulting agreement with an unrelated party to provide investor relations services for the Company for the period to July 31, 2007.  As consideration for these services, the Company issued 1,500,000 shares of common stock of the Company and made a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement and to issue additional shares to the consultant pursuant to anti-dilution provisions in the agreement.

•

Issued $53,232 of convertible 10% promissory notes to a related party.  The promissory notes are convertible, at the lender’s option, into shares of common stock at $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

For the period from October 1, 2006 to November 10, 2006, the Company had the following transactions:

•

Granted 50,000 stock options to an employee to purchase 50,000 shares of common stock at $0.18 per share expiring at various dates up to September 30, 2013.

•

Issued 10% promissory notes for cash consideration of $32,407.  These promissory notes are convertible into 324,070 shares of common stock at $0.10 per share and 162,035 stock purchase warrants to purchase 162,035 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

•

Issued 35,211 shares of common stock pursuant to a consulting agreement with an unrelated party to provide investor relations services for the Company.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

At September 30, 2006, the Company had not repaid or negotiated a further extension of the maturity date for $20,012 of promissory notes.  The Company has failed to make any additional payments of principal or interest.  As at November 10, 2006, the amount outstanding pursuant to this promissory note was $23,761 including accrued interest of $3,749.

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

Dated: November 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

(principal executive officer)

Dated: November 14, 2006

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated: November 14, 2006