Form 10KSB
period 2006-12-31
DATAJUNGLE SOFTWARE INC
filed 2007-04-17
CIK 81350

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2006

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

State issuer’s revenues for its most recent fiscal period:  $501,238

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock as of March 21, 2007, was $5,199,295, based upon the closing price ($0.20) multiplied by the 25,996,475 shares of the issuer’s common stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 21, 2007: 32,537,502.

DOCUMENTS INCORPORATED BY REFERENCE:  See Item 13, Exhibits, page 73.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (11-06)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DATAJUNGLE SOFTWARE INC.

Form 10-KSB

December 31, 2006

Table of Contents                                                                                                                                   Page No.

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Property.

15

Item 3.

Legal Proceedings.

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters.

15

Item 6.

Management's Discussion and Analysis or Plan of Operation.

18

Item 7.

Financial Statements.

27

Item 8.

Changes In and Disagreements With Accountants

on Accounting and Financial Disclosure.

66

Item 8A.

Controls and Procedures

66

Item 8B.

Other Information

67

Part III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate

Governance; Compliance with Section 16(a) of the Exchange Act.

68

Item 10.

Executive Compensation.

70

Item 11.

Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters.

72

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

73

Item 13.

Exhibits

74

Item 14

Principal Accountant Fees and Services

75

Signatures

76

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

Item 1.  Description of Business.

Overview

DataJungle Software Inc. (“DataJungle”) develops enterprise business intelligence (“BI”) front-end applications that integrate with both of the back-end infrastructure platforms of Microsoft Corporation (“Microsoft”) and Cognos Corporation (“Cognos”), two of the leading BI infrastructure companies.  Our products translate raw business data into highly visual and interactive tabular and graphical displays of information.  DataJungle’s flagship product, MatrixTM presents itself as information dashboards or front-end solutions to the BI and relational database server infrastructures that are widely utilized by businesses worldwide.

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

Our Market Positioning

DataJungle is positioned to exploit a growing opportunity on the Microsoft BI platform.   DataJungle entered the Microsoft-based BI market in June of 2005.  Microsoft released SQL Server 2005 in December 2005 (its first major release in five years).  The SQL Server 2005 release is important to Microsoft’s strategic thrust in the BI infrastructure market.  However, Microsoft itself does not have a Web based front-end solution for its SQL Server nor one that integrates with both of the Microsoft and Cognos platforms.  This represents an enormous opportunity for DataJungle to work with Microsoft in the business intelligence market.

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

Preparation of collateral material to support sales and distribution efforts

•

Training and support of resellers

Our Competition and Product Differentiation

There are few significant packaged software competitors to DataJungle on the Microsoft platform. Although these companies are successful, they still only account for a tiny share of the overall opportunity and tend to focus on a narrower, more specialized class of users, whereas DataJungle is focused on the much broader market of information workers who demand ease-of-use, independence from the IT department and a range of BI capabilities.

DataJungle MatrixTM represents a new class of BI product that was designed to provide both an optimal end-user experience and virtually immediate ROI for customers. It is differentiated in a number of important ways.

•

All key functional modules in a single product — MatrixTM encompasses dashboarding, analysis, scorecarding, reporting, annotation, collaboration and wireless alerting.

•

Maximum flexibility — MatrixTM provides virtually unlimited customizability

•

User independence and ease-of-use — MatrixTM allows end-users to design highly enriched, personalized dashboards without the need to rely on the IT department or specialized report authors.

•

Enriched user experience — MatrixTM is unmatched in terms of its interactivity and visual impact.

•

Support for multiple platforms — A single MatrixTM dashboard can integrate with Microsoft SQL Server/Analysis Services, Microsoft Reporting Services, Microsoft SharePoint portal, Cognos data sources and other relational data sources.

Although DataJungle products are not intended to directly compete with the products offered by vendors in the business intelligence software market or the business data market, our products do overlap with products and service offered by these vendors.  Some of these vendors have considerably more resources than DataJungle and may be developing capabilities competitive with DataJungle.  In addition, we cannot assure that competitive products do not currently exist or will not be developed or that our products will be saleable in the marketplace on a profitable basis.

Economic Dependence

For the year ended December 31, 2006, four customers accounted for 83% of our revenues.  A small customer base is expected to account for a significant portion of our revenues until our products receive wider market recognition through efforts of our sales representatives and resellers.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities prior to the recovery of related tax credits from various levels of government:

Twelve Months	Twelve Months
December 31, 2006	December 31, 2005
$ 542,927	$ 273,428

During 2006, we spent approximately 9,800 hours (2005 – approximately 7,800 hours) on research and development activities.

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation"

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

Employees

As of March 21, 2007, DataJungle had 14 personnel, including 4 executive officers (2 primarily responsible for sales and marketing and product development and 2 in administration), 6 software developers and programmers, 2 in sales field support and 2 in direct sales. All of our personnel are located in Ottawa, Canada. In addition, we engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions as required.

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

Our limited operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our ability to consistently generate revenue on a profitable basis is unproven and our business plan is constantly evolving. The Internet is constantly changing and software technology is constantly improving, therefore we may need to continue to modify our business plan to adapt to these changes. As a result of our limited operating history, we are more vulnerable to risks, uncertainties, expenses and difficulties than more established companies.  As a result, we may never achieve profitability and we may not be able to continue operations if we cannot successfully address the risks associated with our operations.

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future.  Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We incurred a net loss of $3,144,279 and negative cash flow from operations of $708,666 during the year ended December 31, 2006.  During the year ended December 31, 2005, we incurred a net loss of $1,105,663 and negative cash flow from operations of $588,491.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to possibly increase from current levels as we increase expenditures for:

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

The market for business intelligence products and services is intensely competitive and we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar in some aspects to our products and services.  These companies may develop new technologies in the future that are perceived as more effective or cost efficient than the technologies developed by us.

Some of these companies also have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do.  As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we will.  In addition, they may have established or may establish financial or strategic relationships among themselves, with existing or potential customers, resellers or other third parties and rapidly acquire significant market share.  If we cannot compete effectively, we may experience future price reductions, reduced gross margins and loss of market share, any of which will materially adversely affect our business, operating results and financial condition.

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

Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol of DJSW.  Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Capital Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

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

We have issued options and may issue additional options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 21, 2007 we have outstanding options to purchase a total of 3,765,090 shares of our common stock.  Of these options, 448,909 have exercise prices below the recent market price of $0.20 per share (as of March 21, 2007).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plan has 1,234,910 shares remaining for issuance as of March 21, 2007.  Future options issued under the plan may have further dilutive effects.

At December 31, 2006, a holder of a promissory note had the option, subject to certain restrictions, of converting outstanding principal plus interest thereon into 1,656,167 shares of our common stock and 942,245 stock purchase warrants to purchase 942,245 shares of our common stock at $0.30 per share until December 31, 2010.  In addition, holders of other convertible promissory notes had the right to convert outstanding principal plus interest into 324,867 shares of our common stock and 222,675 stock purchase warrants to purchase 222,675 shares of our common stock at $0.30 per share until December 31, 2010.

At December 31, 2006, we had 200,000 stock purchase warrants outstanding pursuant to consulting agreements which would allow the holders to acquire up to 200,000 shares of our common stock at an exercise price of $0.50 per share expiring on December 31, 2009.  In addition, we had 5,966,331 stock purchase warrants which would allow the holders to acquire up to 5,966,331 shares of our common stock at an exercise price of $0.30 per share expiring on December 31, 2010.

At December 31, 2006, we were obligated to issue 175,547 shares of our common stock pursuant to consulting agreements and a financing agreement.  Subsequent to December 31, 2006, we were obligated to issue an additional 200,000 shares of our common stock pursuant to one of these agreements.

Subsequent to December 31, 2006, we issued 1,350,000 shares of our common stock to two consultants for investor relations and communications services.  In addition, we are obligated to issue 450,000 shares of our common stock in April 2007 and 300,000 shares of our common stock in June 2007 to one of these consultants if the Company hasn’t cancelled the consulting agreement five days prior to those dates.

Subsequent to December 31, 2006, the Company received $56,000 from an unrelated party pursuant to  demand promissory notes bearing interest at 10% per annum.  These promissory notes are convertible into 560,000 shares of common stock and 280,000 stock purchase warrants to purchase 280,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

Subsequent to December 31, 2006, the Company received $45,967 from a related party pursuant to demand promissory notes bearing interest at 10% per annum.  These promissory notes are convertible into 459,670 shares of common stock and 229,835 stock purchase warrants to purchase 229,835 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

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

As of March 21, 2007, we had outstanding 32,537,502 shares of common stock of which approximately 20,744,870 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of March 21, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 19.8% of the outstanding common stock if they were eligible to exercise all of the conversion rights, options and warrants held by them.  These shareholders are able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these shareholders.

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

Item 2.  Description of Property.

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

The following table sets forth the range of high and low bid quotes of our common stock per quarter in 2005 and 2006, as reported by the OTC Bulletin Board.  These quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

MARKET PRICE OF COMMON STOCK

	BID
Quarter Ending	High	Low

2005
January 1 to March 31	0.76	0.31
April 1 to June 30	0.51	0.22
July 1 to September 30	0.30	0.21
October 1 to December 31	0.29	0.13
2006
January 1 to March 31	0.46	0.16
April 1 to June 30	0.45	0.17
July 1 to September 30	0.24	0.16
October 1 to December 31	0.30	0.13
On March 21, 2007, the closing price of our common stock was $0.20 per share.

(b)

Holders -- There were approximately 1,250 holders of record of our common stock as of March 21, 2007, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 21, 2007 was 32,537,502 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	3,765,090	$ 0.36	1,234,910
Total	3,765,090	$ 0.36	1,234,910

We have granted options to purchase an aggregate of 83,700 shares of our common stock to non-employees in consideration for consulting services rendered.  These options entitle the holders to purchase shares of common stock at an exercise price of $0.40 per share.  All of these were vested at December 31, 2006 and are exercisable at various dates until February 28, 2013.  These options were granted pursuant to our Share Option Plan, which was adopted by our board of directors and became effective on April 16, 2004.  The plan has not been approved by our stockholders.  The plan authorizes a committee of our board of directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 5,000,000 shares of common stock were reserved for issuance under the terms of the Share Option Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)

Sales of Unregistered Securities

During the three months ended December 31, 2006, we had the following transactions:

•

Issued $20,000 of 10% promissory notes to an unrelated party.  These promissory notes are convertible to shares of our common stock at a price of $0.10 per share plus a warrant for the purchase of the number of common shares equal to 50% of the number of common shares purchased by the lender.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010;

•

Issued $86,333 of 12% promissory notes to an unrelated party.  As consideration for advance of these funds, we paid the lender a fee of $8,633 and issued 100,000 shares of our common stock;

•

Issued $72,198 of 10% promissory notes to a related party.  These promissory notes are convertible to shares of our common stock at a price of $0.10 per share plus a warrant for the purchase of the number of common shares equal to 50% of the number of common shares purchased by the lender.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010;

•

Granted 50,000 stock purchase options to an employee to purchase 50,000 shares of our common stock at $0.18 per share and expiring at various dates to September 30, 2013.

During the period from January 1, 2007 to March 21, 2007, we had the following transactions:

•

Issued 1,350,000 shares of our common stock to two consultants for investor relations and communication services.  If the Company hasn’t otherwise cancelled the agreement with one of these consultants, the Company also agreed to issue 450,000 shares of our common stock on April 8, 2007 and 300,000 shares of our common stock on June 8, 2007;

•

Issued 100,000 shares of our common stock to a lender as consideration for advancing funds to the Company in December 2006 pursuant to the terms of the related financing agreement;

•

Modified the terms of a consulting agreement with an unrelated party to allow the Company to make monthly payments of $10,000 to a consultant in shares of our common stock rather than cash.  At March 21, 2007, the Company was obligated to issue 233,333 shares of our common stock pursuant to this consulting agreement;

•

Received $56,000 from an unrelated party pursuant to demand promissory notes bearing interest at 10% per annum.  These promissory notes are convertible into 560,000 shares of common stock and 280,000 stock purchase warrants to purchase 280,000 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010;

•

Received $45,967 from a related party pursuant to demand promissory notes bearing interest at 10% per annum.  These promissory notes are convertible into 459,670 shares of common stock and 229,835 stock purchase warrants to purchase 229,835 shares of common stock at $0.30 per share.  The warrants expire on December 31, 2010.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder ..

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company discussed in this section.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the year ended December 31, 2006 included in this report.

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

(c)  Deferred consulting services:

The Company adopted the following policy related to deferred consulting services during the year-ended December 31, 2005:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in subsequent periods.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately.

Plan of Operation

Due to our limited operating history, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2007.  In addition, our plans for 2007 are dependent upon obtaining additional capital and achieving our sales objectives.  Our major initiatives through December 31, 2007 are:

•

furthering the development of our products; and

•

increasing commercial sales of our products, and continuing our current marketing program.

For more information, please see “Part 1. Item 1. Description of Business; Our Products.”

Marketing Plans:

In addition to partner arrangements with Microsoft and Cognos, DataJungle has entered into a number of reseller agreements and original equipment manufacturer (“OEM”) agreements in North America and Europe.  Efforts to increase our customer base were increased in calendar 2006.  At March 21, 2007, we had 2 full-time sales representatives in Ottawa, Canada and 2 of our executive officers spending significant efforts to further increase our customer base.  Their current focus is to expand the number of leads and to continue to identify resellers and partners in the U.S., Western Europe and Asia.

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

Other Initiatives in 2007:

In addition, we expect to increase general and administrative staff in 2007 in order to improve our segregation of duties and controls over financial reporting.

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

•

private placements of common stock;

•

exercise of stock options at an average exercise price of $0.40 per share; and

•

funding from potential clientele or future industry partners.

During the period from January 1, 2007 to March 21, 2007, we raised $56,000 from an unrelated party pursuant to demand promissory notes bearing interest at 10% per annum.  In addition, we raised $45,967 from a related party pursuant to demand promissory notes bearing interest at 10% per annum.  These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, there will be an ongoing requirement for funding as described above.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors” in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 and with respect to the consolidated balance sheets as at December 31, 2006 and 2005, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31, 2006	Year Ended December 31, 2005
Operations Data	$	$
Revenues	501,238	588,209
Gross profit	386,686	537,574
General and administrative	1,351,538	850,831
Sales and marketing	591,244	465,230
Research and development	490,364	242,188
Depreciation of property and equipment	7,573	13,773
Interest expense Loss on extinguishment and modification of debt	526,792 550,743	61,251 -
Net loss	3,144,279	1,105,663

Cash Flow Data
Net cash used in operating activities	(708,666)	(588,491)
Net cash used in investing activities	(4,065)	(6,503)
Net cash provided by financing activities	638,501	686,192
Effects of exchange rates on cash & cash equivalents	11,585	(15,452)
Net increase (decrease) in cash & cash equivalents	(62,645)	75,746

Balance Sheet Data
Cash & cash equivalents	23,157	85,802
Accounts and investment tax credits receivable	232,923	260,057
Contracts-in-process	-	5,677
Prepaid expenses	237,185	249,126
Total current assets	493,265	600,662
Deferred consulting services	-	478,322

Property and equipment	4,550	7,970
Total assets	497,815	1,086,954
Accounts payable and accrued liabilities	711,620	604,462
Promissory notes payable	112,620	788,460
Promissory notes payable to a related party	180,625	513,500
Deferred revenue	39,044	34,284
Total current liabilities	1,043,909	1,940,706
Stockholders’ deficiency	(546,094)	(853,752)

Results of Operations

In this section, we discuss our earnings for the years ended December 31, 2006 and 2005 and the factors affecting them that resulted in changes from one year to the other.

Our financial statements have been prepared in accordance with U.S. GAAP and presented in U.S. dollars for purposes of this report.

The year ended December 31, 2006 compared to the year ended December 31, 2005

Revenue:  Revenues for the year ended December 31, 2006 were $501,238 compared to $588,209 for the year ended December 31, 2005.  Services revenue increased from $273,610 in 2005 to $418,532 in 2006.  This increase results primarily from an increase in service revenue from a major customer compared to 2005 and from a general increase in the number of service contracts in 2006.  Product revenue decreased from $314,599 in 2005 to $82,706 in 2006.  In late 2005, the Company recognized revenue on a major enterprise license deal.  There was no equivalent enterprise deal in 2006.  However, the Company made sales to 12 customers in 2006 compared to 7 customers in 2005 and expects ongoing business from a number of these customers during the year ended December 31, 2007.  Although there can be no certainty that this will occur, the Company is projecting a significant increase in product and service revenue in 2007 with a substantial portion of that coming from the customer base established in 2006.

Gross profit:  Gross profit for the year ended December 31, 2006 was $386,686 (77% of revenue).  For the year ended December 31, 2005, the gross profit was $537,574 (91% of revenue).  For the year ended December 31, 2006, the gross profit on product sales was $74,716 (90% of product revenue) and $311,970 on services (75% of services revenue).  For the year ended December 31, 2005, the gross profit on product sales was $309,437 (98% of product revenue) and $228,137 on services (83% of services revenue).  The gross profit from products was higher in 2005 due to a major enterprise license deal that closed in 2005 that required minimal cost to deliver.    The decrease in gross profit from services in 2006 compared to 2005 results primarily from services done in 2006 at a lower margin in anticipation of ongoing work in the future.

General and administrative expenses: General and administrative expenses consist primarily of personnel costs, professional fees, consulting fees including investor relations activities, occupancy related costs, financing related costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2006, we incurred $1,351,538 in expenses compared to $850,831 during the year ended December 31, 2005.  The net increase of approximately $500,700 results primarily from the following:

•

Increase in stock compensation costs of $112,400.  In 2006, stock related compensation expense was $54,600 due to the implementation of FAS 123R.  In 2005, recovery of compensation expense was $57,800 due to a decline in the price of our common stock in 2005 and in accordance with the accounting principles in effect at the time.

•

Increase of $43,000 in compensation related costs for the Chief Financial Officer in 2006 compared to costs for only a partial year in 2005.

•

Increase in consulting expense of $331,900.  On January 24, 2006, the Company cancelled a consulting contract and 3,000,000 warrants to purchase our common stock and expensed $717,500 of prepaid expenses and deferred consulting fees which had been recognized on the balance sheet at December 31, 2005.  During 2006, the Company incurred $164,000 for investor communications and public relations services compared to $549,600 in 2005.

•

Increase in professional fees of $5,500 due to the current regulatory environment and use of a contractor in early 2006 prior to the hiring of the Chief Financial Officer.

•

Increase in bank charges of $7,400 resulting primarily from interest and penalties on arrears in certain statutory tax payments.

•

Net increase in various other costs of approximately $500.

Sales and marketing:  Sales and marketing expenses consist primarily of personnel costs, costs related to demonstrations of our product and travel including the costs of conferences.  During the year ended December 31, 2006, we incurred $591,244 in expenses compared to $465,230 during the year ended December 31, 2005.  The net increase of approximately $126,000 results from the following:

•

Increase in stock compensation costs of $92,700.  In 2006, stock related compensation expense was $82,300 due to the implementation of FAS 123R.  In 2005, recovery of compensation expense was $10,400 due to a decline in the price of our common stock in 2005 and in accordance with the accounting principles in effect at the time.

•

Decrease in personnel related costs of $7,300.  During 2006, the Company hired an inside sales representative and increased the level of compensation for sales management.  These cost increases were more than offset by a lower level of compensation for one of the sales representatives in 2006 compared to the sales representative employed in the equivalent position in 2005.  At December 31, 2006, the Company had two sales representatives responsible for world wide sales, two sales engineers and two members of management involved primarily in sales and business development related activities.

•

Increase of $22,800 in travel and related costs due to attendance at a Business Intelligence trade show in Montreal, attendance at two Microsoft sponsored events and trips to major customers in the U.S. and Europe.

•

Increase of $7,200 in phone related costs due to an increase in the level of contacts made by our sales related personnel.

•

Increase of $10,600 in other costs primarily related to the cost of press releases for customer and product announcements, purchase of a mailing list for lead generation purposes and use of an outside telemarketing firm to increase the number of leads for sales staff.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications plus an applicable allocation of rent for space occupied by research and development personnel.  For the year ended December 31, 2006, we incurred $490,364 in expenses compared to $242,188 during the year ended December 31, 2005.  The net increase of approximately $248,200 results from the following:

•

Increase in stock compensation costs of $175,600.  In 2006, stock related compensation expense was $63,600 as a result of the implementation of FAS 123R.  In 2005, recovery of compensation expense was $112,000 due to a decline in the price of our common stock in 2005 and in accordance with the accounting principles in effect at the time.

•

Increase in personnel related costs and consultants of $135,200 due to general salary increases in 2006 and an increase in staffing levels in 2006 by the equivalent of two full-time staff members compared to 2005.

•

Increase in other costs of $11,300 due primarily to costs related to testing for Microsoft certification resulting in the Company achieving Microsoft Gold Certified Partner status and a general increase in rent in 2006.

The above costs were offset by the following items:

•

Increase in research and development tax credits of $21,300 due to the labor incurred on the release of the Company’s Matrix 4.0 product release and subsequent upgrades.

•

Increase of $52,600 in personnel related costs transferred to cost of sales due to the labor component on contracts for service related work.

Amortization: Amortization expense was $7,573 for the year ended December 31, 2006 compared to $13,773 for the year ended December 31, 2005.

Interest Expense: Interest expense was $526,792 for the year ended December 31, 2006 compared to $61,251 for the year ended December 31, 2005.  The increase in 2006 is primarily related to recognition of the estimated value of beneficial conversion features on convertible promissory notes issued in 2006 as interest expense.  These convertible promissory notes were issued with a conversion price less than the market price of our common stock on the date of issuance.

Loss on extinguishment of debt: Loss on extinguishment of debt was $508,486 for the year ended December 31, 2006 compared to $Nil for the year ended December 31, 2005.  This loss results from the impact of conversion of promissory notes to equity in early 2006 on terms that were more favorable than the terms of the original promissory notes.  For additional details, please see notes 8(a) and 8(c) to our consolidated financial statements included in Item 7 below.

Loss on modification of debt: Loss on modification of debt was $42,257 for the year ended December 31, 2006 compared to $Nil for the year ended December 31, 2005.  This loss results from modification of the terms of promissory notes payable to a related party in early 2006 to include terms that were more favorable than the terms of the original promissory notes.    For additional details, please see note 9(b) to our consolidated financial statements included in Item 7 below.

Net Loss: We incurred a loss of $3,144,279 ($0.11 per share) for the year ended December 31, 2006, compared to a loss of $1,105,663 ($0.06 per share) for the year ended December 31, 2005.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

•

license our software applications to a sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2006, we had negative working capital of $550,644, compared to negative working capital of $1,340,044 at December 31, 2005. This increase in working capital of approximately $789,400 occurred primarily as a result of a net decrease in demand promissory notes required to finance ongoing operations of

$1,008,700 and an increase in investment tax credits receivable of approximately $51,400 offset by a decrease in accounts receivable of $78,500 and an increase of $107,200 in accounts payable and accrued liabilities.  Cash decreased by $62,600 in 2006.  Our cash balance at December 31, 2006 was approximately $23,200 compared to approximately $85,800 at December 31, 2005.

During the period from January 1, 2007 to March 21, 2007, we raised $56,000 from an unrelated party pursuant to demand promissory notes bearing interest at 10% per annum.  In addition, we raised $45,967 from a related party pursuant to demand promissory notes bearing interest at 10% per annum.  These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, the Company will require additional capital and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net Cash Flow from Operations:  During the year ended December 31, 2006, we used $708,666 in operations, compared to using $588,491 during the year ended December 31, 2005.  The use of cash in operations during the year ended December 31, 2006 resulted primarily from a net loss of $3,144,279 partially offset by depreciation of $7,573, non-cash compensation expense of $200,543, non-cash interest expense of $526,370, non-cash financing fees of $18,811, non-cash consulting fees of $844,891, loss on extinguishment and modification of debt of $550,743 and net change in non-cash working capital of $286,682.   During the year ended December 31, 2005, the use of cash in operations resulted from a net loss of $1,105,663 or $1,285,739 excluding a recovery of non-cash compensation expense of $180,076 and then partially offset by depreciation of $13,773, non-cash interest of $59,235, non-cash consulting fees of $511,105 and a net change in non-cash working operating capital of $113,135.

Net Cash Used in Investing Activities:  During the year ended December 31, 2006, we invested $4,065 in property and equipment compared to $6,503 invested during the year ended December 31, 2005.

Net Cash From Financing Activities:  During the year ended December 31, 2006, net cash provided by financing activities was $638,501 compared to $686,192 for the year ended December 31, 2005.  During the year ended December 31, 2006, we raised $516,528 from the issuance of promissory notes and repaid $45,988. In addition, we raised $174,550 in proceeds net of cash-based issuance costs for common stock at $0.10 per share.  During the ended December 31, 2005, we raised $783,237 from the issuance of promissory notes and repaid $111,745.  In addition, we raised $14,700 in proceeds net of cash-based issuance costs for common stock at $0.30 per share.  For information concerning our capital requirements see “Plan of Operation” above.

During the period from January 1, 2007 to March 21, 2007, we raised $56,000 from an unrelated party pursuant to demand promissory notes bearing interest at 10% per annum.  In addition, we raised $45,967 from a related party pursuant to demand promissory notes bearing interest at 10% per annum.

Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2007	88,004
Total	$88,004

Investor relations and communications services

Pursuant to the terms of a service agreement with an unrelated party to provide investor relations and communications services to the Company, the Company is obligated to make monthly payments of $10,000 to December 31, 2007.  For the period to June 11, 2007, the Company can elect to make the monthly payments in cash and shares of common stock calculated at a price of $0.15 per share provided that the cash component of each monthly payment is at least $5,000.  Subsequent to December 31, 2006, the consultant agreed to modify the service agreement to allow the Company make the monthly payments of $10,000 entirely in stock for a five month period commencing on January 12, 2007.

Pursuant to the terms of a consulting agreement with an unrelated party to provide investor relations services for the Company, the Company is obligated to make cash payments of $6,000 per month for the period from January 1, 2007 to July 31, 2007.  Under anti-dilution provisions in the agreement, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

Item 7.    Financial Statements.

Consolidated Financial Statements of

DATAJUNGLE SOFTWARE INC.

Years ended December 31, 2006 and 2005

KPMG LLP
Chartered Accountants
Suite 2000
160 Elgin Street
Ottawa, ON K2P 2P8
Canada

Telephone (613) 212-KPMG (5764)
Fax (613) 212-2896
Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

DataJungle Software Inc.

We have audited the accompanying consolidated balance sheets of DataJungle Software Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataJungle Software Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Company has negative working capital at December 31, 2006 and has incurred recurring losses, as well as recurring negative cash flow from operating activities. The Company has an accumulated deficit which results in a deficiency in stockholders' equity. Its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

KPMG LLP

Chartered Accountants

Ottawa, Canada
March 29, 2007

DATAJUNGLE SOFTWARE INC.

Consolidated Balance Sheets

December 31, 2006 and 2005

(In U.S. dollars)

________________________________________________________________________________________

2006

2005

________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

23,157

$

85,802

Accounts receivable (note 3)

105,131

183,622

Investment tax credits receivable

127,792

76,435

Contracts-in-process

-

5,677

Prepaid expenses (notes 7(e) and 9(b))

237,185

249,126

________________________________________________________________________________________

493,265

600,662

Deferred consulting services (note 9(b))

-

478,322

Property and equipment (note 4)

4,550

7,970

________________________________________________________________________________________

$

497,815

$

1,086,954

________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 5)

$

237,463

$

183,871

Accrued liabilities (note 6)

474,157

420,591

Promissory notes payable (note 7)

112,620

788,460

Promissory notes payable to a related party (note 8)

180,625

513,500

Deferred revenue

39,044

34,284

________________________________________________________________________________________

1,043,909

1,940,706

Stockholders’ deficiency (note 9):

Preferred stock, $0.001 par value. Authorized 10,000,000 shares;

    issued and outstanding Nil shares at December 31, 2006

    and December 31, 2005

–

–

Common stock, $0.001 par value. Authorized 300,000,000;

    issued and outstanding 30,730,549 shares at

    December 31, 2006 and 17,650,340 shares at

    December 31, 2005

30,731

17,651

Common stock to be issued for services and other obligations

(notes 7(e) and 9(a))

29,050

31,000

Additional paid-in capital

6,683,592

3,254,619

Accumulated other comprehensive loss

(201,925)

(213,759)

Deficit

(7,087,542)

(3,943,263)

________________________________________________________________________________________

(546,094)

(853,752)

Basis of presentation (note 2(a))

Guarantees and commitments (note 13)

Subsequent events (note 18)

________________________________________________________________________________________

$

497,815

$

1,086,954

________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Operations

For the years ended December 31, 2006 and 2005

(In U.S. dollars)

________________________________________________________________________________________

2006

2005

________________________________________________________________________________________

Revenues:

Products

$

82,706

$

314,599

Services

418,532

273,610

________________________________________________________________________________________

501,238

588,209

Cost of revenues:

Cost of products

7,990

5,162

Cost of services

106,562

45,473

________________________________________________________________________________________

114,552

50,635

________________________________________________________________________________________

Gross profit

386,686

537,574

Expenses:

General and administrative

1,351,538

850,831

Research and development (note 10)

490,364

242,188

Sales and marketing

591,244

465,230

Depreciation of property and equipment

7,573

 13,773

________________________________________________________________________________________

2,440,719

1,572,022

________________________________________________________________________________________

(2,054,033)

(1,034,448)

Other expenses:

Interest expense

(526,792)

(61,251)

Loss on extinguishment of debt (notes 7(a) and 7(c))

(508,486)

-

Loss on modification of debt (note 8(b))

(42,257)

-

Foreign exchange loss

(12,711)

(9,964)

________________________________________________________________________________________

(1,090,246)

(71,215)

________________________________________________________________________________________

Net loss

$

(3,144,279)

$

(1,105,663)

________________________________________________________________________________________

Loss per common share - basic and diluted

    (note 12)

$

(0.11)

$

(0.06)

________________________________________________________________________________________

Weighted average common shares outstanding

27,441,456

17,389,394

________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss

For the years ended December 31, 2006 and 2005

(In U.S. dollars)

	Number	Common stock amount	Share subscriptions received	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Balances at December 31, 2004	17,281,173	$ 17,281	$ 35,000	$ –	$ 2,122,346	$ (2,837,600)	$ (183,180)	$ (846,153)
Issued at $0.30 per share for subscriptions received in prior year (note 9(a))	116,667	117	(35,000)	–	34,883	–	–	–
Issued for cash at $0.30 per share (note 9(a))	50,000	50	–	–	14,950	–	–	15,000
Issued at $0.63 per share for services (notes 9(a) and 9(b))	200,000	200	–	–	125,800	–	–	126,000
Issued at $0.30 per share for services (note 9(a))	2,500	3	–	–	747	–	–	750
Recovery of share issuance costs (note 9(a))	–	–	–	–	1,184	–	–	1,184
Issuance of 200,000 Series A warrants (note 9(b))	–	–	–	–	114,677	–	–	114,677
Issuance of 1,500,000 Series A warrants (note 9(b))	–	–	–	–	982,198	–	–	982,198
100,000 common shares to be issued for services (note 9(a))	–	–	–	31,000	–	–	–	31,000
Stock options issued to employees and modification of options issued to employees (note 9(c))	–	–	–	–	(180,076)	–	–	(180,076)
Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(c))	–	–	–	–	37,910	–	–	37,910
Comprehensive loss:
Net loss	–	–	–	–	–	(1,105,663)	–	(1,105,663)
Currency translation adjustment	–	–	–	–	–	–	(30,579)	(30,579)
Comprehensive loss								(1,136,242)
Balances at December 31, 2005	17,650,340	$ 17,651	$ –	$ 31,000	$ 3,254,619	$ (3,943,263)	$ (213,759)	$ (853,752)

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss

For the years ended December 31, 2006 and 2005

(In U.S. dollars)

	Number	Common stock amount	Share subscriptions received	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Balances at December 31, 2005	17,650,340	$ 17,651	$ –	$ 31,000	$ 3,254,619	$ (3,943,263)	$ (213,759)	$ (853,752)
Cancellation of common stock for services (note 9(a))	–	–	–	(31,000)	31,000	–	–	–
Issued on conversion of promissory notes (note 8(a))	4,309,302	4,309	–	–	556,554	–	–	560,863
Issued on conversion of promissory notes (note 7(a))	2,973,167	2,973	–	–	740,319	–	–	743,292
Issued on conversion of promissory notes (note 7(g))	1,265,753	1,266	–	–	251,885	–	–	253,151
Issued on conversion of promissory notes (note 7(c))	417,836	418	–	–	83,149	–	–	83,567
Issued on conversion of promissory notes (note 7(f))	559,151	559	–	–	55,356	–	–	55,915
Issued for services (notes 9(a) and 9(b))	1,500,000	1,500	–	–	1,500	–	–	300,000
Issued on cancellation of consulting agreement (note 9(b)	305,000	305	–	–	66,795	–	–	67,100
Cancellation of consulting agreement (note 9(b))	–	–	–	–	(67,100)	–	–	(67,100)
Issued for cash at $0.10 per share (note 9(a))	1,750,000	1,750	–	–	173,250	–	–	175,000
155,000 warrants to be issued for services (note 9(b))	–	–	–	–	22,574	–	–	22,574
Loss on extinguishment of debt (note 7(a))	–	–	–	–	440,180	–	–	440,180
Loss on extinguishment of debt (note 7(c))	–	–	–	–	68,306	–	–	68,306
Loss on modification of debt (note 8(b))	–	–	–	–	42,257	–	–	42,257
Share issuance costs (note 9(a))	–	–	–	–	(450)	–	–	(450)
Stock options issued to employees (note 9(c))	–	–	–	–	200,543	–	–	200,543

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss

For the years ended December 31, 2006 and 2005

(In U.S. dollars)

	Number	Common stock amount	Share subscriptions received	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(g))	–	–	–	–	249,053	–	–	249,053
Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(f))	–	–	–	–	55,000	–	–	55,000
Intrinsic value of beneficial conversion feature on promissory notes payable (note 8(c))	–	–	–	–	143,828	–	–	143,828
Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(d))	–	–	–	–	17,974	–	–	17,974
100,000 common shares to be issued pursuant to a financing agreement (note 7(e))	–	–	–	13,940	–	–	–	13,940
33,333 common shares to be issued for services (note 9(b))	–	–	–	6,667	–	–	–	6,667
42,214 common shares to be issued for services (note 9(b))	–	–	–	8,443	–	–	–	8,443
Comprehensive loss:
Net loss	–	–	–	–	–	(3,144,279)	–	(3,144,279)
Currency translation adjustment	–	–	–	–	–	–	11,834	11,834
Comprehensive loss								(3,132,445)

Balances at December 31, 2006	30,730,549	$ 30,731	$ –	$ 29,050	$6,683,592	$ (7,087,542)	$ (201,925)	$ (546,094)

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2006 and 2005

(In U.S. dollars)

_________________________________________________________________________________________

2006

2005

_________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(3,144,279)

$

(1,105,663)

Items not involving cash:

Depreciation of property and equipment

7,573

13,773

Interest expense

526,370

59,235

Compensation expense (recovery)

200,543

(180,076)

Consulting fees

844,891

511,105

Financing fees

18,811

-

Loss on extinguishment of debt

508,486

-

Loss on modification of debt

42,257

-

Change in non-cash operating working

    capital (note 16)

286,682

113,135

_________________________________________________________________________________________

Net cash used in operating activities

(708,666)

(588,491)

Cash flows from investing activities:

Purchase of property and equipment

(4,065)

(6,503)

_________________________________________________________________________________________

Net cash used in investing activities

(4,065)

(6,503)

Cash flows from financing activities:

Net proceeds from promissory notes payable

372,700

688,370

Payments of promissory notes payable

(45,988)

(58,000)

Proceeds from promissory notes

   payable to a related party

143,828

94,867

Payments of promissory notes

    payable to a related party

-

(53,745)

Issuance of common stock for cash

175,000

15,000

Deposit paid to financing consultant

(6,589)

-

Share issuance costs

(450)

(300)

_________________________________________________________________________________________

Net cash provided by financing activities

638,501

686,192

Effects of exchange rates on cash and cash equivalents

11,585

(15,452)

_________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

(62,645)

75,746

Cash and cash equivalents, beginning of year

85,802

10,056

_________________________________________________________________________________________

Cash and cash equivalents, end of year

$

23,157

$

85,802

_________________________________________________________________________________________

Supplemental cash flow information:

Interest paid

$

625

$

2,016

_________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2006 and 2005

(In U.S. dollars)

1.

General:

DataJungle Software Inc. (the “Company”) was incorporated in the State of Washington on June 5, 1968 as Quad Metals Corporation (“Quad”).  Quad became a Nevada incorporated company on December 11, 2002 when it merged with it’s wholly owned subsidiary.  The Company was renamed to DataJungle Software Inc. on November 18, 2003.  The Company develops and markets a web-based front-end dashboard software product for leading business intelligence platforms.  The product allows an end-user to create highly visual and interactive dashboard views on top of their existing databases and data cubes without significant involvement from specialized software programmers.

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $550,644 as at December 31, 2006, and has incurred a loss of $3,144,279 and negative cash flow from operations of $708,666 for the year then ended.  As of December 31, 2006, the Company has an accumulated deficit of $7,087,542 which results in a stockholders’ deficiency of $546,094.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

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

Years ended December 31, 2006 and 2005

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

Years ended December 31, 2006 and 2005

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

Years ended December 31, 2006 and 2005

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

_____________________________________________________________________________________

Asset

Useful life

_____________________________________________________________________________________

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

_____________________________________________________________________________________

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

Years ended December 31, 2006 and 2005

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

(k)

Advertising:

Advertising costs are expensed as incurred.  Advertising costs amounted to $Nil for the year ended December 31, 2006 (2005 - $2,161).

(l)

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 6

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(m)

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 7

Years ended December 31, 2006 and 2005

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

The following table illustrates the effect on net loss if the fair value-based method had been applied to all outstanding and unvested awards in each period.

_______________________________________________________________________________________

2005

_______________________________________________________________________________________

Net loss, as reported

$

(1,105,663)

Deduct stock-based employee compensation

   expense recovery included in reported net loss

(180,076)

Deduct total stock-based employee

   compensation expense determined under

   fair-value-based method for all awards

(378,819)

_______________________________________________________________________________________

Pro forma net loss

$

(1,664,558)

_______________________________________________________________________________________

Loss per common share:

Basic and diluted – as reported

$

(0.06)

Basic and diluted – pro forma

(0.10)

_______________________________________________________________________________________

(n)  Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in subsequent periods. Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 8

Years ended December 31, 2006 and 2005

(In U.S. dollars)

3.

Accounts receivable:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Trade accounts receivable

$

103,660

$

177,615

Other

1,471

6,007

__________________________________________________________________________________________

$

105,131

$

183,622

__________________________________________________________________________________________

All trade accounts receivable are due in U.S. dollars.

4.

Property and equipment:

__________________________________________________________________________________________

2006

Accumulated

Net book

Cost

depreciation

value

__________________________________________________________________________________________

Office equipment

$

1,572

$

1,311

$

261

Computer hardware

20,142

15,996

4,146

Computer software

4,753

4,610

143

__________________________________________________________________________________________

$

26,467

$

21,917

$

4,550

__________________________________________________________________________________________

__________________________________________________________________________________________

2005

Accumulated

Net book

Cost

depreciation

value

__________________________________________________________________________________________

Office equipment

$

7,367

$

6,580

$

787

Computer hardware

37,177

31,472

5,705

Computer software

10,864

9,386

1,478

__________________________________________________________________________________________

$

55,408

$

47,438

$

7,970

__________________________________________________________________________________________

Property and equipment that has been fully depreciated and was no longer in use at December 31, 2006, has been written off by reducing the cost of property and equipment and related accumulated depreciation by $34,174.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 9

Years ended December 31, 2006 and 2005

(In U.S. dollars)

5.

Accounts payable:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Trade accounts payable

$

50,852

$

18,935

Professional fees

110,704

86,332

Advertising fees

5,184

5,187

Employee related payables

37,207

33,285

Other

33,516

40,132

__________________________________________________________________________________________

$

237,463

$

183,871

__________________________________________________________________________________________

Included in accounts payable is $27,544 due to a corporation controlled by an officer and director of the Company for consulting services rendered in 2004.

6.

Accrued liabilities:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Employee related accruals

$

352,957

$

217,501

Interest

12,601

144,885

Professional fees

57,130

38,693

Consulting fees

18,000

–

Financing fees

3,726

3,726

Rent

28,323

15,555

Other

1,420

231

__________________________________________________________________________________________

$

474,157

$

420,591

__________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 10

Years ended December 31, 2006 and 2005

(In U.S. dollars)

7.

Promissory notes payable:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Promissory notes, payable on demand, bearing interest at

12% per annum, secured by an assignment of accounts

receivable (note 7(a))

$

–

$

680,370

Promissory note, payable on demand, bearing interest at

10% per annum, secured by an assignment of accounts

receivable (note 7(b))

–

41,000

Promissory notes, payable on June 30, 2006, bearing

interest at 12% per annum, secured by an assignment

of accounts receivable (note 7(c))

20,012

67,090

Promissory note, payable on demand, bearing interest at

10% per annum, secured by an assignment of accounts

receivable and a floating charge on all assets of the

Company (note 7(d))

20,000

–

Promissory note, payable on June 30, 2007, denominated in

Canadian dollars (C$100,000), bearing interest at 12% per

annum secured by an assignment of investment tax credits

receivable (note 7(e))

72,608

–

__________________________________________________________________________________________

$

112,620

$

788,460

__________________________________________________________________________________________

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

On January 24, 2006, the 2,973,167 shares of common stock had a fair value of $654,097 based on a share price of $0.22 per share on that date.  On the same date, the fair value of the 2,973,167 warrants was $529,375 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.35%; expected volatility of 120%; and an expected life of 4.92 years.  As a consequence, the Company recognized a loss of $440,180 on the extinguishment of this debt.

Accrued interest of $Nil (December 31, 2005 - $59,675) has been included in accrued liabilities at December 31, 2006.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 11

Years ended December 31, 2006 and 2005

(In U.S. dollars)

7.

Promissory notes payable (continued):

(b)

On January 9, 2006, the Company repaid $41,000 to the lender together with $625 in accrued interest.

Accrued interest of $Nil (December 31, 2005 - $504) has been included in accrued liabilities at December 31, 2006.

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

Accrued interest of $4,085 (December 31, 2005 - $782) has been included in accrued liabilities at December 31, 2006.

At the date of issuance, the conversion feature of these promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $37,910.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value in 2006 through a charge to interest expense of $37,910.

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

The fair value of the 208,918 additional warrants was $68,306 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility of 124%; and an expected life of 4.71 years.  As a consequence, the Company recognized a loss of $68,306 on the extinguishment of this debt.

On May 19, 2006, the Company entered into an agreement to extend the maturity date of $25,000 of the promissory notes to June 30, 2006.  As consideration for this extension, the Company agreed to pay $1,250 in additional interest and to repay the principal and accrued interest from the proceeds of any financing in excess of $250,000 or at the rate of 10% of the cash proceeds from sales or any financing less than $250,000.   At June 30, 2006, the Company had not repaid or negotiated a further extension of the maturity date.  Subsequent to June 30, 2006, the Company repaid $4,988 to the lender.  On September 12, 2006, the lender assigned the promissory note and accrued interest to another party.  However, the Company has failed to make any additional payments of principal or interest to this other party.  Consequently, the Company is in default of the terms and conditions of this promissory note.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 12

Years ended December 31, 2006 and 2005

(In U.S. dollars)

7.

Promissory notes payable (continued):

(d)

In October 2006, the Company received cash consideration of $20,000 in exchange for the issuance of a 10% promissory note.  The promissory note and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

Accrued interest of $438 (December 31, 2005 - $Nil) has been included in accrued liabilities at December 31, 2006.

At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $17,974.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory note was accreted to its face value through a charge to interest expense of $17,974 for the three months ended December 31, 2006.

(e)

In December 2006, the Company received cash consideration of $86,333 in exchange for the issuance of a 12% promissory note.  $77,227 of the promissory note is due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest is due on June 30, 2007.

As consideration for services rendered arranging the promissory note, the Company paid the lender a fee of $8,633.  Of this amount, $416 has been included as a charge to interest expense for the three months ended December 31, 2006.  The balance has been included in prepaid expenses at December 31, 2006 and will be included as a charge to interest expense for the period from January 1, 2007 to June 30, 2007.

In addition, the Company agreed to grant 100,000 shares of common stock of the Company to the lender. In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $72,393 of the cash consideration received by the Company has been allocated to the promissory note and $13,940 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.  The promissory note is being accreted to its face value through a periodic charge to interest expense over the period to June 30, 2007.  In 2006, $671 was charged to interest expense pursuant to this accretion.

Accrued interest of $254 (December 31, 2005 - $Nil) has been included in accrued liabilities at December 31, 2006.

(f)

During the three months ended June 30, 2006, the Company received $55,000 in exchange for the issuance of 10% demand promissory notes.  These promissory notes were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 13

Years ended December 31, 2006 and 2005

(In U.S. dollars)

7.

Promissory notes payable (continued):

(f)

purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Accrued interest of $Nil (December 31, 2005 - $Nil) has been included in accrued liabilities at December 31, 2006.

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

(g)

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

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $249,053.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value in 2006 through a charge to interest expense of $249,053.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 14

Years ended December 31, 2006 and 2005

(In U.S. dollars)

8.

Promissory notes payable to a related party

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Promissory note, denominated in Canadian dollars (C$549,200)

   on seven days notice, no fixed repayment terms, bearing

   interest at 10% per annum compounded semi-annually

   until September 16, 2003 and non-interest bearing

   thereafter, convertible at the option of the holder into

   common stock of the Company at any time (note 8(a)).

$

-

$

472,227

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$48,000), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 8(b)).

41,188

41,273

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$162,500), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 8(c)).

139,437

-

__________________________________________________________________________________________

$

180,625

$

513,500

__________________________________________________________________________________________

The promissory notes payable to a related party are also secured by a general security agreement representing a first floating charge on all of the assets of the Company.

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

(a)

Under the terms of the 10% promissory note, the Company could repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note was denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender had a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest was outstanding, the lender had certain rights related to management and direction of the Company.  The lender had agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.   Included in accrued liabilities at December 31, 2006 is $Nil (December 31, 2005 – $83,573) in accrued interest on this note.

On January 24, 2006, the lender assigned $183,839 of the promissory note and accrued interest to a director of the Company and a corporation controlled by a director of the Company and assigned the balance of the promissory note and accrued interest of $377,024 to unrelated parties.  Subsequent to

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 15

Years ended December 31, 2006 and 2005

(In U.S. dollars)

8.

Promissory notes payable to a related party (continued):

(a)

the assignment of the promissory note and accrued interest, the director and the corporation controlled by a  director of the Company converted the $183,839 to 1,412,504 common shares of the Company and the unrelated parties converted the $377,024 to 2,896,798 common shares of the Company.

 (b)

During 2005, the Company received cash consideration of $41,122 in exchange for the issuance of 10% promissory notes.  Accrued interest of $4,477 (December 31, 2005 - $351) has been included in accrued liabilities at December 31, 2006.

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

(c)

During 2006 the Company received cash consideration of $143,828 in exchange for the issuance of 10% promissory notes.  Accrued interest of $3,347 has been included in accrued liabilities at December 31, 2006.

The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

At the date of issuance, the conversion feature of some of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $143,828.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $143,828 for the year ended December 31, 2006.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 16

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the year ended December 31, 2006, the Company issued 13,080,209 shares of common stock pursuant to the transactions described below:

On August 2, 2006, $55,000 of promissory notes together with accrued interest of $915 were converted into 559,151 shares of common stock of the Company and 279,575 warrants to purchase 279,575 shares of common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Issued 1,500,000 shares of common stock of the Company to an unrelated party to provide investor relations services for the Company for the period to July 31, 2007.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 17

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

 (a)

Common stock transactions:

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

On January 24, 2006, in connection with the cancellation of a consulting agreement to provide investor communication and public relations services to the Company, the Company issued 305,000 shares of common stock to the consultant or its assignees at $0.22 per share.

During the year ended December 31, 2006, cash share issuance costs of $450 were incurred and recorded as a debit to additional paid-in-capital.  During the year ended December 31, 2005, a recovery of share issuance costs of $1,184 was recorded as a credit to additional paid-in capital.  The recovery of 1,184 is net of share issuance costs of $1,344, of which $300 was paid in cash.

During 2005, the Company issued 50,000 shares of common stock at $0.30 per share in exchange for cash consideration of $15,000.  During 2005, the Company also issued 116,667 shares of common stock at $0.30 per share in exchange for share subscriptions of $35,000 received during 2004 and 200,000 shares of common stock at $0.63 per share in exchange for previous commitments to issue shares.  In addition, the Company issued 2,500 shares of common stock at $0.30 per share to settle an obligation in the amount of $750 with respect to share issuance costs.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 18

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

 (a)

Common stock transactions:

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

(b)  Warrants and common stock pursuant to consulting agreements:

On December 12, 2006, the Company entered into a service agreement with an unrelated party to provide investor relations and communications services to the Company for a twelve month period.  As compensation for these services, the Company agreed to issue 155,000 warrants for the purchase of common stock of the Company at $0.30 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company can elect to make the monthly payments in cash and shares of common stock calculated at a price of $0.15 per share provided that the cash component of each monthly payment is at least $5,000 (note (19)).

The fair value of the 155,000 warrants was calculated as $22,574 using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 107%, and an expected life of 4.05 years.  Of this amount, $1,175 has been included in general and administrative expense for the year ended December 31, 2006.  The balance of $21,399 has been included in prepaid expenses as at December 31, 2006 and will be included in general and administrative expense on a straight-line basis as services are rendered for the period from January 1, 2007 to December 11, 2007.

The Company elected to make the initial payment pursuant to this agreement in cash of $5,000 and 33,333 shares of common stock of the Company.  At December 31, 2006, the 33,333 shares of common stock had a fair value of $6,667 which has been included in common stock to be issued for services and other obligations at December 31, 2006.  Of the total obligation of $11,667, $7,151 has been included in general and administrative expense for the year ended December 31, 2006.  The balance of $4,516 has been included in prepaid expenses as at December 31, 2006 and will be included in general and administrative expense in January 2007.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 19

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)  Warrants and common stock pursuant to consulting agreements:

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

The fair value of the 1,500,000 shares of common stock has been estimated at $300,000 on the date the shares were issued.  At December 31, 2006, the Company was obligated to issue an additional 42,214 shares of common stock pursuant to the anti-dilution provisions.  The fair value of these additional shares has been estimated at $8,443 and has been included in common stock to be issued for services and other obligations at December 31, 2006.  Of the total estimated fair value of $308,443, $122,146 has been included in general and administrative expenses for the year ended December 31, 2006.  The balance of $186,297 has been included in prepaid expenses at December 31, 2006 and will be recognized as an expense on a straight-line basis as services are rendered from January 1, 2007 to July 31, 2007.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 20

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

 (b) Warrants and common stock pursuant to consulting agreements:

In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants was used for recognition purposes.  At December 31, 2005, no services had been rendered.

On January 24, 2006, the Company cancelled the consulting agreement and included the balance of the prepaid expenses and deferred consulting services of $717,483 in general and administrative expenses (Year ended December 31, 2005 - $239,428).  On the same date, the Company cancelled the Series A and Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 305,000 shares of common stock.    On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction.

Effective January 1, 2005, the Company entered into a consulting agreement with an unrelated party to provide investor communication and public relations services to the Company for the period from January 1, 2005 to December 31, 2005.  As compensation for these services, the Company issued 200,000 shares of common stock and 200,000 Series A warrants for the purchase of common stock at $0.50 per share expiring on December 31, 2009.  The fair value of the 200,000 shares of common stock was estimated at $126,000 based on a share price of $0.63 per share.  Of this amount $Nil was included in general and administrative expenses for the year ended December 31, 2006 (December 31, 2005 - $126,000).   The fair value of the 200,000 Series A warrants was calculated as $114,677 using the Black Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%; risk-free interest rate of 3.69%; expected volatility of 142%, and an expected life of 5 years.  Of this amount, $Nil was included in general and administrative expenses for the year ended December 31, 2006 (Year ended December 31, 2005 - $114,677).

(c)

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

At December 31, 2006, there were 1,234,910 additional shares available for grant under the Plan.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 21

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)

Stock option plan:

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

During the year ended December 31, 2006, there were 1,100,000 stock options granted to officers and directors and 545,000 stock options granted to employees.  During the year ended December 31, 2005, there were 160,000 stock options granted to employees.

The per share weighted-average fair value of the stock options granted to employees during the years ended December 31, 2006 and 2005 calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	2006	2005
Options granted	1,645,000	160,000
Expected volatility	125%	133%
Expected dividends	Nil	Nil
Expected term (years)	4.0	6.0
Risk-free rate	4.48%	4.02%
Per share weighted average grant date fair value	$0.20	$0.36

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 22

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)

Stock option plan:

During the years ended June 30, 2003 and 2002, the Company modified the terms of certain stock options granted to employees to reduce the exercise price and/or extend the expiry date and to allow them to retain the awards upon a change in status from employee to non-employee.   As a result of these modifications, the Company was required to account for the modified options for periods prior to the effective date of SFAS 123R on January 1, 2006 using variable accounting as prescribed by APB 25.  For the year ended December 31, 2005, non-cash compensation recovery of $111,965, $57,770 and $10,341 has been included in research and development, general and administrative and sales and marketing expenses, respectively.  As a result of the adoption of SFAS 123R, no expense or recovery has been recognized in the Statement of Operations with respect to the modified options for the year ended December 31, 2006.

During the year ended December 31, 2006, there were no options granted to non-employees.  During the year ended December 31, 2005, there were 25,000 stock options granted to non-employees.  These options were forfeited in 2005 prior to the vesting date.  Consequently, there was no non-cash compensation expense in 2005 with respect to stock options granted to non-employees.

During the year ended December 31, 2006, a Director of the Company forfeited 100,000 stock options to purchase 100,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012 and forfeited 50,000 stock options to purchase 50,000 common shares at $0.25 per share expiring at various dates up to January 31, 2012.  During the year ended December 31, 2006, employees forfeited 162,362 stock options to purchase 162,362 common shares at prices ranging from $0.13 to $0.25 per share expiring at various dates up to February 1, 2013.

During the year ended December 31, 2005, employees forfeited 300,000 stock options to purchase 300,000 common shares at $0.51 per share expiring at various dates up to March 31, 2012.  During the year ended December 31, 2005, Officers and Directors forfeited 500,000 stock options to purchase 500,000 common shares at $0.51 per share expiring at various dates up to June 14, 2012 and 21,000 stock options to purchase 21,000 common shares at $0.12 expiring on August 19, 2008.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 23

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)

Stock option plan:

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

	2006	2005
Amounts charged (recovered) against income, before income tax benefit	$200,543	($180,076)
Amount of related income tax benefit recognized in income	Nil	Nil

The impact of adoption of SFAS 123R for the year ended December 31, 2006 was an increase in net loss of $200,543.  This increase in net loss had the impact of increasing the loss per share by $0.01.

A summary of share option activity under the Plan as of December 31, 2006 and changes during the year then ended is presented below:

__________________________________________________________________________________________

                                     2006

Options

Weighted

Weighted

Aggregate

Average           average

intrinsic

exercise

remaining

value

price ($)

contractual

term

(Years)

__________________________________________________________________________________________

Options outstanding, January 1, 2006

2,432,452

$

0.43

4.3

Granted

1,645,000

0.20

5.1

Forfeited

  (312,362)

0.33

    -

__________________________________________________________________________________________

Options outstanding, December 31, 2006

3,765,090

$

0.36

4.4

$49,941

__________________________________________________________________________________________

Options exercisable, December 31, 2006

1,689,090

$

0.40

3.4

$49,941

__________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 24

Years ended December 31, 2006 and 2005

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)

Stock option plan (continued):

The total fair value of shares vested during the year ended December 31, 2006 was $302,630 (December 31, 2005 - $426,322).

The following table summarizes information about stock options outstanding at December 31, 2006:

______________________________________________________________________________________

Options

Options

                                   Outstanding

               exercisable

Weighted

Weighted

Weighted

Number

average

average

Number

average

Exercise

outstanding

remaining

exercise

exercisable

exercise

price

at 12/30106

contractual term

price

at 12/31/06

price

______________________________________________________________________________________

$

0.009

180,150

1.6 years

$

0.009

180,150

$

0.009

0.13

218,759

1.6 years

0.13

218,759

0.13

0.18

50,000

5.7 years

0.18

-

0.18

0.25

1,395,000

5.1 years

0.25

20,000

0.25

0.31

100,000

4.6 years

0.31

36,000

0.31

0.40

86,181

4.4 years

0.40

86,181

0.40

0.43

35,000

4.2 years

0.43

12,000

0.43

0.51

1,500,000

4.5 years

0.51

1,002,000

0.51

0.60

125,000

4.3 years

0.60

90,500

0.60

0.65

50,000

4.2 years

0.65

33,500

0.65

0.75

25,000

4.0 years

0.75

10,000

0.75

_______________________________________________________________________________________

3,765,090

4.4 years

$

 0.36

1,689,090

$

0.40

_______________________________________________________________________________________

At December 31, 2006, there was $191,665 of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized in expense during the year ended December 31, 2007.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 25

Years ended December 31, 2006 and 2005

(In U.S. dollars)

10.

Research and development:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Incurred during the year

$

542,927

$

273,428

Less: investment tax credits

(52,563)

(31,240)

__________________________________________________________________________________________

$

490,364

$

242,188

__________________________________________________________________________________________

11.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Deferred tax asset:

Net operating loss carry forwards

$

1,389,000

$

1,055,200

Investment tax credit carry forwards

228,400

157,300

Unclaimed scientific research and experimental

   development

334,300

290,200

Property and equipment and other

15,800

20,400

__________________________________________________________________________________________

Total gross deferred tax asset

1,967,500

1,523,100

Valuation allowance

(1,967,500)

(1,523,100)

__________________________________________________________________________________________

Net deferred taxes

$

–

$

–

__________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 26

Years ended December 31, 2006 and 2005

(In U.S. dollars)

11.

Income taxes (continued):

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate to the net loss as a result of the following:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Expected tax rate

34%

34%

Expected tax recovery

$

(1,069,055)

$

(375,925)

Increase (decrease) in taxes resulting from:

Change in valuation allowance

444,400

555,500

Change in enacted tax rates

119,500

-

Cancellation of consulting agreement

243,900

-

Compensation expense (recovery)

66,200

(65,000)

Investment tax credit carry forwards

(71,100)

(49,600)

Unpaid salaries

30,400

-

Loss on extinguishment and modification of debt

 186,800

-

Interest expense

47,500

-

Difference between U.S. and Canadian

   tax rates

13,500

(9,800)

Canadian provincial differences

(7,600)

(4,400)

Foreign exchange

2,600

(27,400)

Other

(7,045)

(23,375)

__________________________________________________________________________________________

$

–

$

–

__________________________________________________________________________________________

The Company has net operating loss carry forwards available to be applied against Canadian taxable income and which expire as follows:

2008

$

221,800

2009

322,300

2010

399,300

2014

406,800

2015

711,500

2026

553,900

2027

228,900

__________________________________________________________________________________________

$

2,844,500

__________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 27

Years ended December 31, 2006 and 2005

(In U.S. dollars)

 11.

Income taxes (continued):

The Company has net operating loss carry forwards which are significantly restricted and are not considered to be available to be applied against U.S. taxable income.  The Company has other losses which can be applied against U.S. taxable income and which expire as follows:

2023

$

26,600

2024

86,300

2025

644,100

2026

567,200

__________________________________________________________________________________________

$

1,324,200

__________________________________________________________________________________________

12.

Net loss per share:

As the Company incurred a net loss during the years ended December 31, 2006 and 2005, the loss per common share is based on the weighted average common shares outstanding.  The following outstanding instruments could potentially dilute loss per share for the periods presented:

__________________________________________________________________________________________

Number of shares issued upon:

2006

2005

__________________________________________________________________________________________

Exercise of options to purchase common

   stock

3,765,090

2,432,452

Conversion of promissory notes

1,981,034

4,309,302

Warrants to be issued on conversion of promissory notes

1,164,920

-

Exercise of Series A warrants

200,000

1,700,000

Exercise of Series B warrants

-

1,500,000

Exercise of Series C warrants

2,973,167

-

Exercise of Series D warrants

1,683,589

-

Exercise of other warrants

1,309,575

-

Common stock to be issued pursuant to financing agreement

100,000

-

Common stock to be issued pursuant to consulting agreements

75,547

100,000

__________________________________________________________________________________________

13.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 28

Years ended December 31, 2006 and 2005

(In U.S. dollars)

13.

Guarantees and commitments (continued):

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recognized as of December 31, 2006 and 2005.

(b)

Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments, including operating costs, are approximately as follows: 2007 - $88,004.  Rent expense for operating leases for the years ended December 31, 2006 and 2005 was $96,412 and $88,314, respectively.

Investor relations and communications services

Pursuant to the terms of a service agreement with an unrelated party to provide investor relations and communications services to the Company, the Company is obligated to make monthly payments of $10,000 to December 31, 2007.  For the period to June 11, 2007, the Company can elect to make the monthly payments in cash and shares of common stock calculated at a price of $0.15 per share provided that the cash component of each monthly payment is at least $5,000 (notes 10(b) and 19).

Pursuant to the terms of a consulting agreement with an unrelated party to provide investor relations services for the Company, the Company issued 1,500,000 shares of common stock to the consultant and is obligated to make cash payments of $6,000 per month for the period from January 1, 2007 to July 31, 2007.  Under anti-dilution provisions in the agreement, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

14.

Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes payable and promissory note payable to a related party approximate fair value due to the short term to maturity of these instruments.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 29

Years ended December 31, 2006 and 2005

(In U.S. dollars)

15.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

United States

$

452,404

$

552,256

Canada

21,316

35,953

Europe

27,518

-

__________________________________________________________________________________________

The Company’s assets are located as follows:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Canada

$

285,603

$

346,329

United States

212,212

740,625

__________________________________________________________________________________________

16.

Statement of cash flows:

Change in non-cash operating working capital:

__________________________________________________________________________________________

2006

2005

__________________________________________________________________________________________

Accounts receivable

$

78,491

$

(100,217)

Investment tax credits receivable

(51,357)

(33,872)

Contracts-in-process

5,677

(5,677)

Prepaid expenses

(2,332)

(277)

Accounts payable

65,592

53,006

Accrued liabilities

185,851

170,049

Deferred revenue

4,760

30,123

__________________________________________________________________________________________

$

286,682

$

113,135

__________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 30

Years ended December 31, 2006 and 2005

(In U.S. dollars)

17.

Economic dependence:

For the year ended December 31, 2006, four customers account for 83% of revenue (2005 - four customers account for 95% of revenue).

18.  Subsequent events:

On January 11, 2007, the Company issued 100,000 shares of common stock pursuant to the terms of a promissory note (note 8(e)).

Effective January 10, 2007, the Company entered into a consulting agreement with an unrelated party to provide investor relations and public relations services to the Company until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant.

Effective February 9, 2007, the Company entered into a consulting agreement with an unrelated party to provide investor communication and relations services to the Company for a period of six months.  As consideration for these services, the Company issued 750,000 shares of common stock to the consultant.  If the Company hasn’t otherwise cancelled the Agreement, the Company also agreed to issue 450,000 shares of common stock to the consultant on April 8, 2007 and 300,000 shares of common stock to the Consultant on June 8, 2007.

Subsequent to December 31, 2006, a consultant agreed to modify the payment terms of a consulting agreement to allow the Company to make monthly payments of $10,000 entirely in shares of common stock (note 10(b)) for a five month period commencing on January 12, 2007.  At March 12, 2007, the Company was obligated to issue 233,333 shares of common stock pursuant to this consulting agreement.

The Company is obligated to issue 123,620 shares of common stock in 2007 pursuant to the terms of the anti-dilution provisions in a consulting agreement (note 9(b)).

Subsequent to December 31, 2006, the Company issued 10% promissory notes to an unrelated party for cash consideration of $56,000.  These promissory notes together with accrued interest are convertible into shares of common stock at $0.10 per share plus warrants for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

Subsequent to December 31, 2006, the Company issued 10% promissory notes to a related party for cash consideration of $45,967.  These promissory notes together with accrued interest are convertible into shares of common stock at $0.10 per share plus warrants for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Financial Statements, page 30

Years ended December 31, 2006 and 2005

(In U.S. dollars)

18.  Subsequent events (continued):

In March 2007, four officers of the Company agreed to defer payment on approximately $272,000 of amounts owing to them at December 31, 2006 for salaries, benefits and consulting fees until the Company has achieved certain revenue targets or until the Board of Directors determines that the Company has sufficient cash resources for payment.  As consideration for the agreement to defer payment, the officers were awarded bonuses totaling $38,455.

19.

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

In connection with the review of our consolidated condensed financial statements for the year ended December 31, 2006, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  As a result, there is a lack of timely review of the consolidated financial statements and Forms 10-QSB and 10-KSB.  This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

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

Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures.  As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report.  This evaluation was performed under the supervision and with the participation of our management, including the President and Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer.  Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer have concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described above.

Item 8B.  Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information concerning our directors and executive officers:

Name

Age

Position

Edward Munden

56

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

51

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

Don Carter

56

Director, Vice President

Prior to joining DataJungle in 2001, Mr. Carter was a Vice President with Nesbitt Burns in Ottawa where he acted as an investment advisor for 12 years.  Mr. Carter has deep expertise in the financial services sector as well as extensive contacts in that sector.  Prior to Nesbitt Burns, he held a number of positions with the Government of Canada.  Mr. Carter holds a B.Sc. from McGill University.

Larry Bruce

48

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

44

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

Item 10.

Executive Compensation.

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated to the officers listed below.  There were no other executive officers whose total annual salary and bonus exceeded $100,000 in all capacities in which the person served.

Summary Compensation Table
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Munden, Edward Director, Chairman, President and Chief Executive Officer	2006 2005	$79,474 $74,333	0 0	0 0	$59,007 0	0 0	0 0	0 0	$138,481 $74,333
Bartakovich, Denes, Chief Operating Officer and Executive VP	2006 2005	$131,028 $99,240	0 $12,786	0 0	$59,007 0	0 0	0 0	0 0	$190,035 $112,026
Poole, Robert, Senior VP Business Development and Sales	2006 2005	$131,028 $99,240	0 $12,786	0 0	$59,007 0	0 0	0 0	0 0	$190,035 $112,026

(1)

Mr. Munden and Mr. Bartakovich were Directors of the Company in 2005 and 2006 but were not separately compensated for their duties as Directors.  Mr. Bartakovich resigned as a Director on December 15, 2006.

(2)

For a detailed discussion of the terms and conditions of our Share Option Plan including related calculations of fair value of options granted, please see note 10 (c) to our Consolidated Financial Statements included under Item 7. Financial Statements above.

(3)

Each of the executive officers listed above were granted 250,000 stock options in 2006 to purchase 250,000 shares of our common stock at $0.25 per share.  Of these options, 85,000 vest on January 31, 2007, 85,000 vest on January 31, 2008 and 80,000 vest on January 31, 2009.  The expiry date for these options is four years from the date of vesting.  In addition, each of the executive officers listed above were granted 500,000 stock options in 2004 which have been described in the table below.

The following table sets forth information with respect to those executive officers listed above, concerning outstanding equity awards at December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
(a)	(b)	( c)	(d)	(e)	(f)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Optiion Expiration Date
Munden, Edward	167,000 167,000 0 0 0 0	0 0 166,000 (1) 85,000 (2) 85,000 (3) 80,000 (4)	0 0 0 0 0 0	$0.51 $0.51 $0.51 $0.25 $0.25 $0.25	June 14, 2010 June 14, 2011 June 14, 2012 January 31, 2011 January 31, 2012 January 31, 2013
Bartakovich, Denes	167,000 167,000 0 0 0 0	0 0 166,000 (1) 85,000 (2) 85,000 (3) 80,000 (4	0 0 0 0 0 0	$0.51 $0.51 $0.51 $0.25 $0.25 $0.25	June 14, 2010 June 14, 2011 June 14, 2012 January 31, 2011 January 31, 2012 January 31, 2013
Poole, Robert	167,000 167,000 0 0 0 0	0 0 166,000 (1) 85,000 (2) 85,000 (3) 80,000 (4)	0 0 0 0 0 0	$0.51 $0.51 $0.51 $0.25 $0.25 $0.25	June 14, 2010 June 14, 2011 June 14, 2012 January 31, 2011 January 31, 2012 January 31, 2013

(1)

Vest on June 14, 2007

(2)

Vest on January 31, 2007

(3)

Vest on January 31, 2008

(4)

Vest on January 31, 2009

The following table sets forth compensation with respect to our Directors

Director Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(j)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carter, Don	0	0	$4,025	0	0	0	$4,025
Parkinson, Thomas	0	0	$7,360	0	0	0	$7,360

(1)

Mr. Parkinson resigned as a Director on April 26, 2006 and forfeited 50,000 stock options granted in 2006 and 100,000 stock options granted in prior years.  Mr. Parkinson holds no stock options at December 31, 2006.

(2)

At December 31, 2006, Mr. Carter held 50,000 stock options to purchase 50,000 shares of our common stock.  These options were granted during 2006.   20,000 vested on January 31, 2006 and expire on January 31, 2010.  15,000 vest on January 31, 2007 and expire on January 31, 2011.  The balance of 15,000 vest on January 31, 2008 and expire on January 31, 2012.

Directors are not compensated for acting in their capacity as directors.  Directors are awarded options to purchase common shares in the Company.  As at December 31, 2006, our two Directors (Mr. Munden and Mr. Carter) held a total of 800,000 stock options.  Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

There is no employment agreement between us and our other executive officers.  See “Part 1. Item 1. Description of Business; Risk Factors – Loss of any of our key personnel”

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 21, 2007, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

Approximate Percent

Name & Address of

Number of Shares

  of Common Stock

Beneficial Owner

Beneficially Owned

     Outstanding    (1)

Edward Munden (2,3,4)

1,611,945

 4.7%

30 Metcalfe Street, Suite 620

Ottawa, Ontario, K1P 5L4

Denes Bartakovich (3,7)

2,336,483

 6.7%

92 Blackshire Circle

Ottawa, Ontario, K2J 3M5

Larry Bruce (3,5)

660,613

 2.0%

75 Stinson Avenue

Nepean, Ontario, K2H 6N6

Don Carter (2,3,6)

1,106,033

 3.3%

37 Marble Arch Crescent

Nepean, Ontario, K2G 5S7

Robert Poole (3,8)

941 Black Road

Oxford Station, Ontario, K0G1T0

2,322,953

 6.7%

All executive officers and Directors

8,038,027

            19.8%

as a group

Notes:

1. Based on 32,537,502 shares of common stock issued and outstanding as at March 21, 2007 and includes for each person, the shares issuable upon exercise of options within 60 days of March 21, 2007.

2. Director.

3. Executive Officer.

4. Includes 94,301 shares of common stock held by spouse, 1,098,644 shares of common stock held by a corporation controlled by Mr. Munden and 419,000 options to purchase common stock.  Mr. Munden holds an additional 331,000 options to purchase common stock that vest  from June 14, 2007 to January 31, 2009.

5. Includes 205,000 options to purchase common stock and 240,000 shares of common stock held by family members.  Mr. Bruce holds an additional 165,000 options to purchase common stock that vest from January 31, 2008 to January 31, 2009.

6. Includes 757,173 shares of common stock held by a family trust and 35,000 options to purchase shares of common stock.  Mr. Carter holds an additional 15,000 options to prucahse common stock that vest on Janaury 31, 2008.

7. Includes 1,917,483 shares held by a family trust and 419,000 options to purchase common stock.  Mr. Bartakovich holds an additional 331,000 options to purchase common stock that vest  from June 14, 2007 to January 31, 2009.

8. Includes 1,903,953 shares held by a family trust and 419,000 options to purchase common stock.  .  Mr. Poole holds an additional 331,000 options to purchase common stock that vest  from June 14, 2007 to January 31, 2009.

For information regarding our securities authorized for issuance under equity compensation plans, see Part 2.  Item 5. Market for Common Equity and Related Stockholder Matters.

Item 12.  Certain Relationships and Related Transactions and Director Independence.

(a)

Certain transactions with Capital House Corporation:

Under the terms of a 10% promissory note for cash advances made to the Company prior to 2004, the Company was indebted to Capital House Corporation (the “Lender”) for $555,800 at December 31, 2005 including accrued interest of $83,573.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003 (the “Memorandum”), the Lender had a right to convert all amounts of principal and interest pursuant to this promissory note into 4,309,302 common shares of the Company.  In addition, the Memorandum provided the Lender with certain rights related to management and direction of the Company as long as at least $100,000 Canadian of principal and interest was outstanding pursuant to the promissory note.  On January 24, 2006, the Lender assigned $183,839 of this promissory note and accrued interest to a director of the Company and a corporation controlled by a director of the Company and assigned the balance of the promissory note and accrued interest of $377,024 to unrelated parties.  Subsequent to the assignment of the promissory note and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 1,412,504 common shares of the Company and the unrelated parties converted the $377,024 to 2,896,798 common shares of the Company.

In addition, the Company was indebted to the Lender for $41,624 at December 31, 2005 including accrued interest of $351 pursuant to 10% promissory notes for cash advances made to the Company in 2005.  No payments of principal or interest were made on these notes in 2006.  On April 19, 2006, the terms of these promissory notes were modified by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the Lender at the it’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

During 2006, the Company received additional cash consideration of $143,828 from the Lender in exchange for the issuance of 10% promissory notes.  No payments of principal or interest were made on these notes in 2006.  The promissory notes and accrued interest are convertible, at the option of the Lender, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

At December 31, 2006, the Company was indebted to the Lender in the amount of $188,449 including accrued interest of $7,824.

(b)

Director Independence:

The following provides details on our Board of Directors:

Name	Title
Munden, Edward (1)	Chairman, President & CEO
Bartakovich, Denes (1, 2)	Chief Operating Officer & Executive Vice President
Carter, Don (1)	Vice President
Parkinson, Thomas (3)	-

(1)

Officer of the Company.

(2)

Resigned as a Director on December 15, 2006 for personal reasons.

(3)

Resigned as a Director on April 26, 2006 for personal reasons related to his employment obligations.

At December 31, 2006, the Company had two Directors (Mr. Munden and Mr. Carter).  They are not considered by the Company to be independent due to their positions as executive officers.  "Independent director" has the meaning as defined in Rule 4200 of the Nasdaq Marketplace Rules.  The Company does not have a compensation, nominating or audit committee.

Item 13.

Exhibits.

Exhibit No.	Document Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (1)
3.3	By-Laws (1)
4.1	Form of 12% Promissory Note (2)
4.2	Form of Convertible Debenture (2)
4.3	Form of Common Stock Purchase Warrant – Series A (2)
4.4	Form of Common Stock Purchase Warrant – Series B (2)
4.5	Form of Common Stock Purchase Warrant – Series C (3)
4.6	Form of Common Stock Purchase Warrant – Series D
4.7	Form of 12% Series A Promissory Note (3)
4.8	Form of 10% Promissory Note
4.9	Form of 10% Promissory Note
4.10	Form of 12% Promissory Note
4.11	Stock Grant Agreement
4.12	Amendment to Promissory Note
10.1	Share Option Plan (1)
10.2	Consulting Agreement dated November 22, 2004 (2)
10.3	Consulting Agreement dated January 1, 2005 (2)
10.4	Cancellation of Consulting Agreement dated November 22, 2004 (3)
10.5	Independent Consulting Agreement dated August 14, 2006
10.6	Services Agreement dated December 12, 2006
10.7	Consulting Agreement dated January 10, 2007
10.8	Consulting Agreement dated February 9, 2007
21	List of Subsidiaries (1)
31.1	Certification of President & Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer, Secretary & Treasurer Pursuant to Section 302
32.1	Certification of President & Chief Executive Officer Pursuant to Section 906
32.2	Certification of Chief Financial Officer, Secretary & Treasurer Pursuant to Section 906

(1)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the six months ended December 31, 2003, SEC file 001-05996, filed on April 30, 2004 and incorporated herein by reference.

(2)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC file 001-05996, filed on March 31, 2005 and incorporated herein by reference.

(3)

Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005, SEC file 001-05996, filed on March 31, 2006 and incorporated herein by reference.

Item 14.

  Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as fees charged by the independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and the fees charged by the independent public accountants in 2006 and 2005 were pre-approved by the board of directors.  The following table sets out fees billed by the Company’s independent public accountants for each of the previous two fiscal periods:

Description of services	Fees billed for 12 months ended December 31, 2006	Fees billed for 12 months ended December 31, 2005

Audit Fees (1)	$90,631	$75,594
Audit-related Fees (2)	-	-
Tax Fees (3)	$2,230	$25,165
All Other Fees (4)	-	-

Notes:

1.

Includes the aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company included in Form 10-KSB and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB.

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

Dated: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President, Chief Executive Officer and Director

(principal executive officer)

Dated: April 16, 2007

/s/   Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated:  April 16, 2007