Form 10QSB
period 2007-03-31
DATAJUNGLE SOFTWARE INC
filed 2007-05-15
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 4, 2007, 33,218,134 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (5-06)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of March 31, 2007

and December 31, 2006

4

Consolidated Condensed Statements of Operations for the Three Month

Periods Ended March 31, 2007 and 2006

5

Consolidated Condensed Statements of Cash Flows for the Three Month

Periods Ended March 31, 2007 and 2006

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

27

ITEM 3.

Controls and Procedures

32

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

34

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

34

ITEM 3.

Defaults Upon Senior Securities

35

ITEM 4.

Submission of Matters to a Vote of Security Holders

35

ITEM 5.

Other Information

35

ITEM 6.

Exhibits

35

Signatures

36

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three months ended March 31, 2007 and 2006

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

March 31, 2007 and December 31, 2006

(In U.S. dollars)

_______________________________________________________________________________________________________

March 31,

December 31,

2007

2006

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

-

$

23,157

Accounts receivable

139,064

105,131

Investment tax credits receivable

139,285

127,792

Prepaid expenses (notes 5(c) & 8(b))

249,746

237,185

_______________________________________________________________________________________________________

528,095

493,265

Property and equipment

3,497

4,550

_______________________________________________________________________________________________________

$

531,592

$

497,815

_______________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Bank overdraft

$

5,071

$

-

Accounts payable (note 4)

216,103

237,463

Accrued liabilities

693,102

474,157

Promissory notes payable (note 5)

155,924

112,620

Promissory notes payable to a related party (note 6)

229,084

180,625

Deferred revenue

27,774

39,044

_______________________________________________________________________________________________________

1,327,058

1,043,909

Stockholders’ deficiency (note 8):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 32,380,549 shares at March 31,

   2007 and 30,730,549 shares at December 31, 2006

32,381

30,731

Common stock to be issued for services and other obligations;

356,954 shares at March 31, 2007 and 175,547 shares at

December 31, 2006 (note 8(b))

70,119

29,050

Additional paid-in capital

7,102,829

6,683,592

Accumulated other comprehensive loss

(211,587)

(201,925)

Deficit

(7,789,208)

(7,087,542)

_______________________________________________________________________________________________________

(795,466)

(546,094)

Basis of presentation (note 2(a))

Guarantees and commitments (note 11)

Subsequent events (note 14)

_______________________________________________________________________________________________________

$

531,592

$

497,815

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(restated -

(note 15))

Revenues:

Products

$

30,558

$

18,543

Services

112,223

55,959

_____________________________________________________________________________________________________

142,781

74,502

Cost of revenues:

Cost of products

-

5,960

Cost of services

24,235

29,609

_____________________________________________________________________________________________________

24,235

35,569

_____________________________________________________________________________________________________

Gross profit

118,546

38,933

Expenses:

General and administrative (note 8(b))

445,865

855,621

Research and development (note 9)

129,739

136,593

Sales and marketing

125,013

151,896

Depreciation of property and equipment

1,079

2,103

_____________________________________________________________________________________________________

701,696

1,146,213

_____________________________________________________________________________________________________

(583,150)

(1,107,280)

Other income (expenses):

Interest income

3,395

-

Interest expense

(121,446)

(198,275)

Loss on extinguishment of debt (note 5(d)

-

(440,180)

       Foreign exchange loss

(465)

(4,479)

_____________________________________________________________________________________________________

(118,516)

(642,934)

_____________________________________________________________________________________________________

Net loss

(701,666)

(1,750,214)

Other comprehensive loss:

Currency translation adjustment (note 3)

(9,662)

(1,496)

_____________________________________________________________________________________________________

Comprehensive loss

$

(711,328)

$

(1,751,710)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 10)

$

(0.02)

$

(0.08)

_________________________________________________________________________________________________________________

Weighted-average number of common shares

    outstanding

31,996,837

23,214,484

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(restated -

     (note 15))

Cash flows from operating activities:

Net loss

$

(701,666)

$

(1,750,214)

Items not involving cash:

Depreciation of property and equipment

1,079

2,103

Interest expense

121,446

197,635

Compensation expense

37,481

80,451

Consulting fees

284,177

    717,483

Financing fees

-

12,000

Loss on extinguishment of debt

-

440,180

Change in non-cash operating working capital

 133,669

101,713

_____________________________________________________________________________________________________

Net cash used in operating activities

(123,814)

(198,649)

Cash flows from investing activities:

Purchase of property and equipment

-

(1,761)

________________________________________________________________________________________

Cash used in investing activities

-

(1,761)

Cash flows from financing activities:

Proceeds from promissory notes payable

56,000

160,000

Repayments of promissory notes payable

-

(41,000)

Proceeds from promissory notes payable to a related party

45,967

-

Bank overdraft

5,071

-

Share issuance costs

-

(450)

_____________________________________________________________________________________________________

Net cash provided by financing activities

107,038

118,550

Effects of exchange rates on cash and cash equivalents

(6,381)

3,391

_____________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(23,157)

(78,469)

Cash and cash equivalents, beginning of period

23,157

85,802

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

-

$

7,333

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the three months ended March 31, 2007, the Company did not pay any interest (Three months ended March 31, 2006 - $625).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three months ended March 31, 2007 and 2006

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

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of DataJungle Software Inc. and its wholly-owned subsidiary, DataJungle Ltd.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements as at and for the year ended December 31, 2006.

The consolidated condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the three months ended March 31, 2007 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2007.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2006.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $798,963 as at March 31, 2007 and has incurred a loss of $701,666 and negative cash flow from operations of $123,814 for the three months then ended.  As of March 31, 2007, the Company has an accumulated deficit of $7,789,208 which results in a stockholders’ deficiency of $795,466.  In addition, the Company is in violation of the terms and conditions of a promissory note, expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three months ended March 31, 2007 and 2006

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

Three months ended March 31, 2007 and 2006

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

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(d)

Stock-based compensation:

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

4.

Related party transaction:

Included in accounts payable as of March 31, 2007, is $27,802 (December 31, 2006 - $27,544) due to a corporation controlled by the President and Chief Executive Officer of the Company for consulting services rendered in 2004.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable:

_________________________________________________________________________________________________________________

March 31,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

Promissory note, payable on June 30, 2006, bearing interest

   at 12% per annum, secured by an assignment of accounts

   receivable (note 5(a))

$

20,012

$

20,012

Promissory notes, payable on demand, bearing interest at

   10% per annum, secured by an assignment of accounts

   receivable and a floating charge on all assets of the

Company (note 5(b))

56,000

20,000

Promissory note, payable on June 30, 2007, denominated in

Canadian dollars (C$100,000) bearing interest at 12% per

   annum, secured by an assignment of investment tax credits

   receivable (note 5(c))

79,912

72,608

_____________________________________________________________________________________________________

$

155,924

$

112,620

_________________________________________________________________________________________________________________

Additional terms and conditions related to the promissory notes payable are as follows:

(a)  During 2005, the Company received cash consideration of $105,000 in exchange for the issuance of 12% promissory notes.  The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.20 per share and a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

Accrued interest of $4,677 (December 31, 2006 - $4,085) has been included in accrued liabilities at March 31, 2007.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $37,910.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $37,910 for the three months ended March 31, 2006.

On April 19, 2006, $80,000 of the promissory notes together with accrued interest of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and a warrant to purchase 208,918 shares of common stock of the Company in accordance with the original conversion provisions.  In addition, the

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.  Promissory notes payable (continued):

(a)

Company agreed to issue an additional warrant to purchase 208,918 shares of common stock of the Company as consideration for the agreement to convert the promissory notes and accrued interest into common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.  On April 19, 2006, the fair value of the 208,918 additional warrants was $68,306 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility of 124%; and an expected life of 4.71 years.  As a consequence, the Company recognized a loss of $68,306 on the extinguishment of this debt for the three months ended June 30, 2006.

On May 19, 2006, the Company entered into an agreement to extend the maturity date of $25,000 of the promissory notes to June 30, 2006.  As consideration for this extension, the Company agreed to pay $1,250 in additional interest and to repay the principal and accrued interest from the proceeds of any financing in excess of $250,000 or at the rate of 10% of the cash proceeds from sales or any financing less than $250,000.  On August 2, 2006, the Company repaid $4,988 to the lender.  On September 12, 2006, the lender assigned the promissory note together with accrued interest to another party.  On January 10, 2007, this other party assigned the promissory note together with accrued interest to a third party.  The Company has failed to make any additional payments of principal or interest.  Consequently, the Company is in default of the terms and conditions of the promissory note.

(b)

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

On March 16, 2007, the lender assigned the $20,000 promissory note to other parties and the other parties agreed to convert the promissory note into 200,000 shares of common stock of the Company and warrants to purchase 100,000 shares of common stock of the Company in accordance with the original conversion provisions.

During the period from January 1, 2007 to March 31, 2007, the Company received cash consideration of $56,000 from the lender in exchange for the issuance of 10% promissory notes.  The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

(b)

At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $56,000.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $56,000 for the three months ended March 31, 2007.

Accrued interest of $1,435 (December 31, 2006 - $438) has been included in accrued liabilities at March 31, 2007.

(c)

In December 2006, the Company received cash consideration of $86,333 (C$100,000) in exchange for the issuance of a 12% promissory note.  $77,949 (C$90,000) of the promissory note is due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest is due on June 30, 2007.

As consideration for services rendered arranging the promissory note, the Company paid the lender a fee of $8,633 in December 2006.  Of this amount, $416 was included as a charge to interest expense for the three months ended December 31, 2006 and $4,043 has been included as a charge to interest expense for the three months ended March 31, 2007.  The balance has been included in prepaid expenses at March 31, 2007 and will be included as a charge to interest expense for the period from April 1, 2007 to June 30, 2007.

In addition, the Company agreed to grant 100,000 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $72,393 of the cash consideration received by the Company has been allocated to the promissory note and $13,940 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.  The promissory note is being accreted to its face value through a periodic charge to interest expense over the period to June 30, 2007.  In 2006, $671 was charged to interest expense pursuant to this accretion.  For the three months ended March 31, 2007, $6,528 has been charged to interest expense pursuant to this accretion.

Accrued interest of $2,819 (December 31, 2006 - $254) has been included in accrued liabilities at March 31, 2007.

(d)  Transactions occurring in the three months ended March 31, 2006:

On January 24, 2006, a lender or its assignees agreed to convert $680,370 of promissory notes for advances made to the Company in 2005 together with accrued interest to January 15, 2006 of $62,922 into 2,973,167 shares of common stock of the Company and a warrant to purchase 2,973,167   shares of common stock of the Company.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable (continued):

(d)  On January 9, 2006, the Company repaid $41,000 to a lender for an advance made to the Company in 2005 together with $625 in accrued interest.

During the three months ended March 31, 2006, the Company received $160,000 in exchange for the issuance of 12% demand promissory notes.  These promissory notes were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.20 per share and a warrant for the purchase of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $158,241.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $158,241 for the three months ended March 31, 2006.

On April 19, 2006, the lender assigned the $160,000 of promissory notes and $90,811 of 12% demand promissory notes issued subsequent to March 31, 2006 together with accrued interest to April 19, 2006 of $2,340 to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 1,265,753 shares of common stock of the Company and a warrant to purchase 1,265,753 shares of common stock of the Company.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

6.

Promissory notes payable to a related party:

_________________________________________________________________________________________________________________

March 31,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$48,000), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 6(a))

$

41,573

$

41,188

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$216,500), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 6(b)).

187,511

139,437

_____________________________________________________________________________________________________

$

229,084

$

180,625

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to a related party (continued):

The promissory notes payable to a related party are payable to Capital House Corporation and are secured by a general security agreement representing a first floating charge on all of the assets of the Company.

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

(a)

During 2005, the Company received cash consideration of $41,122 (C$48,000) in exchange for the issuance of 10% promissory notes.

Accrued interest of $5,502 (December 31, 2006 - $4,477) has been included in accrued liabilities at March 31, 2007.

On April 19, 2006, the lender agreed to modify the terms of these promissory notes by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $0.20 per share and a warrant for the purchase of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.  In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, this modification has been accounted for as an extinguishment of the old debt and the creation of new debt.

On April 19, 2006, the outstanding principal on the promissory notes was $42,257.  On the same date, the conversion rights granted as a result of the modification of the promissory notes had a fair value in excess of the outstanding principal.  As a consequence, the Company recognized a loss of $42,257 on the modification of this debt for the three months ended June 30, 2006.

(b)

In 2006, the Company received cash consideration of $143,828 (C$162,500) in exchange for the issuance of 10% promissory notes.  During the three months ended March 31, 2007, the Company received an additional $45,967 (C$54,000) in cash consideration from the lender in exchange for the issuance of 10% promissory notes.

Accrued interest of $7,134 (December 31, 2006 - $3,347) has been included in accrued liabilities at March 31, 2007.

The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

The conversion feature of the promissory notes issued was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $143,828 for the promissory notes issued in 2006 and $45,967 for the promissory notes issued during the three months ended March 31, 2007.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”,

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Promissory notes payable to a related party (continued):

      (b)

these amounts were recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $143,828 in 2006 and $45,967 for the three months ended March 31, 2007.

(c)

Under the terms of a 10% promissory note issued by the Company prior to 2005, the Company could repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note was denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender had a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $0.15 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest was outstanding, the lender had certain rights related to management and direction of the Company.  The lender had agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 4,309,302 common shares of the Company.

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

7.

Stock option plan:

Under the Company’s Stock Option Plan (the “Plan”), up to 5,000,000 shares of common stock of the Company were reserved for issuance to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At March 31, 2007, there were 1,236,856 additional shares available for grant under the Plan.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 11

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.    Stock option plan (continued):

The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata value of the award that has vested.

During the three months ended March 31, 2007, there were no options granted by the Company.  During the three months ended March 31, 2006, 1,100,000 stock options were granted to officers and directors and 270,000 stock options were granted to employees.

The per share weighted-average fair value of the stock options granted has been calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Three months ended March 31, 2007	Three months ended March 31, 2006
	(Unaudited)	(Unaudited)
Options granted	-	1,370,000
Expected volatility	-	125%
Expected dividends	-	-
Expected term (years)	-	4.0
Risk-free rate	-	4.35%
Per share weighted average grant date fair value	-	$0.20

During the three months ended March 31, 2007, 1,946 stock options granted to a former employee in 2001 to purchase 1,946 common shares of the Company at $0.40 per share expired.

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

	Three months Ended March 31, 2007	Three months ended March 31, 2006
	(Unaudited)	(Unaudited)
Amounts charged against income, before income tax benefit	$37,481	$80,451
Amount of related income tax benefit recognized in income	-	-

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

A summary of share option activity under the Plan as of March 31, 2007 and changes during the three months then ended is presented below:

_________________________________________________________________________________________________________________

                                     2007

(Unaudited)

Options

Weighted

Weighted

Aggregate

Average           average

intrinsic

exercise

remaining

value

price

contractual

 term (Years)

_____________________________________________________________________________________________________

Options outstanding, January 1, 2007

3,765,090

$

0.36

 4.4

Expired

      (1,946)

0.40

    -

_________________________________________________________________________________________________________________

Options outstanding, March 31, 2007

3,763,144

$

0.36

4.2

$37,394

_________________________________________________________________________________________________________________

Options exercisable, March 31, 2007

2,124,644

$

0.38

3.3

$37,394

_________________________________________________________________________________________________________________

The following table summarizes information about stock options outstanding at March 31, 2007:

_________________________________________________________________________________________________________________

Options outstanding

Options exercisable

                                   (Unaudited)

               (Unaudited)

Weighted

Number

average

Number

Exercise

outstanding

remaining

Exercise

exercisable

Exercise

price

at 3/31/07

contractual term

price

at 3/31/07

price

______________________________________________________________________________________________

$

0.009

180,150

1.4 years

$

0.009

180,150

$

0.009

0.13

218,759

1.4 years

0.13

218,759

0.13

0.18

50,000

5.4 years

0.50

-

             -

0.25

1,395,000

4.8 years

0.25

422,000

0.25

0.31

100,000

4.4 years

0.31

36,000

0.31

0.40

84,235

4.3 years

0.40

84,235

0.40

0.43

35,000

3.9 years

0.43

23,500

0.43

0.51

1,500,000

4.2 years

0.51

1,002,000

0.51

0.60

125,000

4.1 years

0.60

90,500

0.60

0.65

50,000

4.0 years

0.65

50,000

0.65

0.75

25,000

3.7 years

0.75

17,500

0.75

_____________________________________________________________________________________________________

3,763,144

4.2 years

2,124,644

___________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stock option plan (continued):

At March 31, 2007, there was $153,083 (March 31, 2006 - $380,791) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately one year.

 8.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the three months ended March 31, 2007, the Company issued 1,650,000 shares of common stock pursuant to the transactions described below:

On January 11, 2007, the Company issued 100,000 shares of common stock pursuant to the terms of a promissory (note 5(c)).

On March 16, 2007, the Company issued 200,000 shares of common stock and warrants to purchase 100,000 shares of common stock of the Company on the conversion of a $20,000 promissory note (note 5(b)).  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant (note 8(b)).

On February 9, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 750,000 shares of common stock to the consultant.

During the three months ended March 31, 2006, the Company issued 7,587,469 shares of common stock pursuant to the transactions described below:

On January 24, 2006, $183,839 of a promissory note payable to a related party and accrued interest thereon was assigned to a director of the Company and a corporation controlled by a director of the Company.  The balance of the promissory note payable to a related party and accrued interest of $377,024 was assigned to unrelated parties.  Subsequent to the assignment of the promissory notes payable to a related party and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 1,412,504 shares of common stock of the Company and the unrelated parties converted the $377,024 to 2,896,798 shares of common stock of the Company.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 14

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

(a)

Common stock transactions:

On January 24, 2006, $680,370 of promissory notes payable together with accrued interest to January 15, 2006 of $62,922 was assigned to a number of unrelated parties.  Subsequent to the assignment, the promissory notes and accrued interest were converted to 2,973,167 shares of common stock of the Company and a warrant to purchase 2,973,167 shares of common stock of the Company.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

On January 24, 2006, in connection with the cancellation of a consulting agreement to provide investor communication and public relations services to the Company, the Company issued 305,000 shares of common stock to the consultant or its assignees.   On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction

During the three months ended March 31, 2007, no share issuance costs (three months ended March 31, 2006 - $450) were incurred and recorded as a charge to additional paid-in capital.

(b)   Warrants and common stock pursuant to consulting agreements:

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant.  The fair value of the 600,000 shares of common stock has been estimated at $120,000 on January 10, 2007.  Of the total estimated fair value, $27,042 has been included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $92,958 has been included in prepaid expenses at March 31, 2007 and will be recognized as an expense on a straight-line basis as services are rendered from April 1, 2007 to December 31, 2007.

On February 9, 2007, the Company entered into a consulting agreement to purchase investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 750,000 shares of common stock to the consultant.  If the Company had not cancelled the agreement prior to April 8, 2007, the Company had also agreed to issue 450,000 shares of common stock to the consultant on April 8, 2007 and 300,000 shares of common stock to the consultant on June 9, 2007.  On April 2, 2007, the Company cancelled the agreement.  The fair value of the 750,000 shares of common stock issued to the consultant has been estimated at $127,500 on February 9, 2007.  Of the total estimated fair value, $122,596 has been included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $4,904 has been included in prepaid expenses at March 31, 2007 and will be recognized as an expense in April 2007.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 15

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements:

On December 12, 2006, the Company entered into a service agreement to purchase investor relations and communications services for a twelve month period.  As   compensation for these services, the Company agreed to issue a warrant for the purchase of 155,000 shares of common stock of the Company at $0.30 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company could elect to make the monthly payments in cash and shares of common stock calculated at a price of $0.15 per share provided that the cash component of each monthly payment is at least $5,000.

The fair value of the 155,000 warrants was calculated as $22,574 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 107%, and an expected life of 4.05 years.  Of this amount, $1,175 was included in general and administrative expense for the year ended December 31, 2006.  In addition, $5,567 has been included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $15,832 has been included in prepaid expenses as at March 31, 2007 and will be included in general and administrative expense on a straight-line basis as services are rendered for the period from April 1, 2007 to December 11, 2007.

The Company elected to make the initial payment pursuant to this agreement in cash of $5,000 and 33,333 shares of common stock of the Company.  At December 31, 2006, the 33,333 shares of common stock had a fair value of $6,667 which has been included in common stock to be issued for services and other obligations.  Of the total obligation of $11,667 at December 31, 2006, $7,151 was included in general and administrative expense for the year ended December 31, 2006 and the balance of $4,516 has been included in general and administrative expense in January 2007.

In January 2007, the consultant agreed to modify the payment terms of the agreement to allow the Company to make monthly payments of $10,000 entirely in shares of common stock for a five month period commencing on January 12, 2007.  For the period from January 12 to March 12, 2007, the Company is obligated to issue 200,000 shares of common stock pursuant to this modification.  The estimated fair value of the common stock is $41,333 which has been included in common stock to be issued for services and other obligations at March 31, 2007.  Of this amount, $36,444 has been included in general and administrative expense for the three months ended March 31, 2007.  The balance of $4,889 has been included in prepaid expenses at March 31, 2007 and will be expensed in April 2007.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 16

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Stockholders’ deficiency (continued):

(b)  Warrants and common stock pursuant to consulting agreements:

On August 14, 2006, the Company entered into a consulting agreement to purchase investor relations services for the period to July 31, 2007.  As consideration for these services, the Company issued 1,500,000 shares of common stock of the Company and made a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement.  Under anti-dilution provisions in the agreement, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

The fair value of the 1,500,000 shares of common stock was estimated at $300,000 on the date the shares were issued.  At March 31, 2007, the Company was obligated to issue an additional 123,621 shares of common stock pursuant to the anti-dilution provisions.  The fair value of these additional shares has been estimated at $22,119 and has been included in common stock to be issued for services and other obligations at March 31, 2007.  Of the total estimated fair value of $322,119 at March 31, 2007, $122,146 was included in general and administrative expenses for the year ended December 31, 2006.  In addition, $88,012 has been included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $111,961 has been included in prepaid expenses at March 31, 2007 and will be recognized as an expense on a straight-line basis as services are rendered from April 1, 2007 to July 31, 2007.

On November 22, 2004, the Company entered into a consulting agreement with to purchase investor relations services for the period from November 22, 2004 to December 31, 2008. As compensation for these services, the Company agreed to issue a warrant for the purchase of 3,000,000 shares of common stock at $0.50 per share expiring on December 31, 2009.  On January 17, 2005, the Company issued 1,500,000 Series A warrants and 1,500,000 Series B warrants pursuant to this consulting agreement.

The Series A warrants could be exercised at any time on or before December 31, 2009 at an exercise price of $0.50 per share or by means of a cashless exercise provision if there was no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.

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

Three months ended March 31, 2007 and 2006

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

On January 24, 2006, the Company cancelled the consulting agreement and included the balance of the prepaid expenses and deferred consulting services of $717,483 in general and administrative expenses.  On the same date, the Company cancelled the Series A and Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 305,000 shares of common stock.  On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 has been accounted for as a capital transaction.

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

9.

Research and development:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Costs incurred

$

139,887

$

145,486

Investment tax credits

(10,148)

(8,893)

_____________________________________________________________________________________________________

$

129,739

$

136,593

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 18

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

10.

Net loss per common share:

As the Company incurred a net loss during the three months ended March 31, 2007 and 2006, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following securities could potentially dilute net loss per common share for the periods presented:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Options to purchase common stock

3,763,144

3,802,452

Conversion of promissory notes

2,879,620

1,325,000

Warrants to be issued on the conversion of promissory notes

1,557,498

1,062,500

Exercise of Series A warrants

200,000

200,000

Exercise of Series C warrants

2,973,167

2,973,167

Exercise of Series D warrants

1,683,589

-

Exercise of other warrants

1,409,575

-

Common stock to be issued pursuant to consulting agreements

356,954

-

_________________________________________________________________________________________________________________

11.

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of March 31, 2007 and December 31, 2006.

(b)  Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments, including operating costs, are approximately as follows: 2007 -

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 19

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

11.

Guarantees and commitments (continued):

(b)  Commitments:

Operating lease

$64,318.  Rent expense for operating leases for the three months ended March 31, 2007 and 2006 was $22,622 and $23,616, respectively.

Investor relations and communications services

Pursuant to the terms of a service agreement to purchase investor relations and communications services, the Company is obligated to make monthly payments of $10,000 to December 31, 2007.  For the period to June 11, 2007, the Company can elect to make the monthly payments in shares of common stock calculated at a price of $0.15 per share.

Pursuant to the terms of a consulting agreement to purchase investor relations services, the Company issued 1,500,000 shares of common stock in 2006 to the consultant and is obligated to make cash payments of $6,000 per month for the period from April 1, 2007 to July 31, 2007.  Under anti-dilution provisions in the agreement, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will equal 4.99% of the issued and outstanding shares of the Company.

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

United States

$

122,250

$

73,217

Canada

2,679

1,285

Europe

17,852

-

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 20

Three months ended March 31, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

12.

Segmented reporting (continued):

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

March 31,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Canada

$

301,049

$

285,603

United States

230,543

212,212

_________________________________________________________________________________________________________________

13.

Economic dependence:

Four of the Company’s customers account for 86% of revenue for the three months ended March 31, 2007 (Three months ended March 31, 2006 – three customers account for 91%).

14.

Subsequent events:

Subsequent to March 31, 2007, the Company issued 10% promissory notes for cash consideration of $55,000.  These promissory notes are convertible into 550,000 shares of common stock at $0.10 per share and a warrant to purchase 275,000 shares of common stock at $0.30 per share.  The warrant expires on December 31, 2010.

Subsequent to March 31, 2007, the Company issued 10% promissory notes for cash consideration of $30,000.  These promissory notes mature on June 30, 2007.

On April 1, 2007 the Company entered into a fee agreement with a financial advisor to provide financing services to the Company for a period of ninety days.  As consideration for these services, the Company agreed to issue three shares of common stock for each dollar of financing arranged by the financial advisor.  At May 4, 2007, the Company was obligated to issue 255,000 shares of common stock to the financial advisor for the $55,000 in 10% promissory notes and the $30,000 in 10% promissory notes described above.

In April 2007, the Company entered into a letter of intent with an investment banker to provide financing services to the Company.  As consideration for these services, the Company agreed to grant the investment banker 125,000 shares of common stock.

15.  Comparative figures:

Certain comparative figures have been restated to reflect the impact of the beneficial conversion feature on certain promissory notes.  The impact of this restatement is to increase interest expense and net loss for the three months ended March 31, 2006 by $58,422 and increase additional paid-in capital at March 31, 2006 by a similar amount.  The impact on net loss per share for the three months ended March 31, 2006 was not material.

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

We caution readers that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties.  In fact, actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Some factors that could adversely affect actual results and performance include:

•

our limited operating history;

•

our minimal sales to date;

•

our future requirements for additional capital funding;

•

the failure of our technology and products to perform as specified;

•

the discontinuance of growth in the use of the Internet;

•

the enactment of new adverse government regulations; and

•

the development of better technology and products by others.

You should carefully consider and evaluate all of these factors and the Risk Factors in our annual report on Form 10-KSB for the year ended December 31, 2006. In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The following accounting policies are considered to be critical to an understanding of the financial position and results of operations for the Company.  The significant accounting policies for the Company have been disclosed in the audited consolidated financial statements as at and for the year ended December 31, 2006.

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

During the year-ended December 31, 2004, the Company made its initial sales of product licenses.  As a consequence, the following policy on revenue recognition was adopted in the year-ended December 31, 2004 and continues to be applicable in 2007:

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

Results of Operations

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenue:  Revenues for the three months ended March 31, 2007 were $142,781 compared to $74,502 for the three months ended March 31, 2006.

Services revenue increased from $55,959 in 2006 to $112,223 in 2007.  This increase of approximately $56,000 results from an increase in revenue from a significant customer in 2007 compared to 2006 and a general increase in the number of service contracts from two contracts in 2006 to seven contracts in 2007. This increase was partially offset by a decrease in revenue in 2007 from another customer compared to 2006.

Product revenue increased from $18,543 in 2006 to $30,558 in 2007.  This increase of approximately $12,000 results from a general increase in the number of product contracts from two in 2006 to three in 2007.

Gross profit:  Gross profit for the three months ended March 31, 2007 was $118,546 (83% of revenue) compared to $38,933 (52% of revenue) for the three months ended March 31, 2006.

In 2007, the gross profit on services was $87,988 (78% of services revenue) compared to $26,350 (47% of services revenue) in 2006.  This improvement in gross profit in 2007 results primarily from an ongoing contract with a positive gross profit in 2007 that had a negative gross profit in the comparable period in 2006.

In 2007, the gross profit on products was $30,558 (100% of product revenue) compared to $12,583 (68% of product revenue) in 2006.  The product sales in 2007 were primarily from existing customers and required no incremental costs to deliver.  The product sales in 2006 required costs related to installation.

General and administrative expenses:  General and administrative expenses for the three months ended March 31, 2007 were $445,865 compared to $855,621 for the three months ended March 31, 2006.  The decrease in costs of approximately $409,800 includes the following significant items:

•

Increase in compensation costs of approximately $22,200 in 2007 compared to 2006.  This increase results from compensation for the Chief Financial Officer for three months in 2007 compared to two months in 2006 and a bonus awarded to management in 2007 as consideration for an agreement to defer payment of certain amounts of unpaid salary owing to management until such time as the Company has achieved certain revenue targets.

•

Decrease in stock related compensation expense of approximately $15,500 in 2007 compared to 2006.  In 2006, options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no options granted to management in 2007.

•

Decrease in consulting expense of approximately $415,300 in 2007 compared to 2006.  In 2006, consulting expense included $717,500 related to the cancellation of a consulting contract entered into in 2005 and cancellation of the related warrants to purchase 3,000,000 shares of our common stock.  In 2007, we incurred $302,200 for investor communications and public relations services.

•

Decrease in financing fees of approximately $12,000 in 2007 compared to 2006 due to financing arrangements in place in 2006.  No similar fees were incurred in 2007.

•

Increase of approximately $9,800 in bank charges in 2007 compared to 2006 resulting primarily from interest and penalties on arrears in certain statutory employee tax payments.

•

Net increase of approximately $1,000 in other miscellaneous costs in 2007 compared to 2006.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended March 31, 2007 were $125,013 compared to $151,896 for the three months ended March 31, 2006.  The decrease in costs of approximately $26,900 includes the following significant items:

•

Decrease in stock related compensation expense of approximately $16,600 in 2007 compared to 2006.  In 2006, options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no options granted to management in 2007.

•

Decrease in compensation related costs of approximately $1,300 in 2007 compared to 2006.  In 2007, a bonus was awarded to management as consideration for an agreement to defer payment of certain amounts of unpaid salary owing to management until such time as the Company has achieved certain revenue targets and commissions increased due to an increase in sales.  These increases were offset by a decrease in compensation to our staff due to a change in the 2007 mix of personnel and a decrease in the level of support provided to sales efforts by our technical staff.

•

Decrease of approximately $5,800 in the costs of on-line demonstrations of our products in 2007 compared to 2006 due to a change in the provider of the related services.

•

Decrease of approximately $2,300 in travel and related costs in 2007 compared to 2006 due to budget constraints in 2007.

•

Net decrease in other miscellaneous costs in 2007 compared to 2006 of approximately $900.

Research and development expenses:  Research and development expenses for the three months ended March 31, 2007 were $129,739 compared to $136,593 for the three months ended March 31, 2006.  The decrease in costs of approximately $6,900 includes the following significant items:

•

Decrease in stock related compensation expense of approximately $10,900 in 2007 compared to 2006.  In 2006, options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no options granted to management in 2007.

•

Increase in compensation related costs of approximately $18,600 in 2007 compared to 2006 due to an increase in the number of staff by one employee in 2007, general salary increases and a decrease in the level of support provided to sales efforts in 2007.

•

Decrease in other costs of approximately $13,300 in 2007 compared to 2006.  In 2006, we incurred costs for Microsoft certification.  There were no similar costs incurred in 2007.

•

Decrease of approximately $4,900 in expenses for administration of our computer systems in 2007 compared to 2006 due to budget constraints in 2007.

•

Increase in costs of approximately $5,500 due to a decrease in the cost of compensation transferred to cost of sales in 2007 compared to 2006.  This results from a decrease in the labor component of certain service contracts in 2007.

•

Decrease in other miscellaneous costs of approximately $600 in 2007 compared to 2006.

The above changes in costs were offset by the following item:

•

Increase in research and development tax credits of $1,300 in 2007 compared to 2006 due to labor incurred on a mapping intelligence component to our Matrix product in 2007.

Depreciation:

Depreciation was $1,079 for the three months ended March 31, 2007 compared to $2,103 for the three months ended March 31, 2006.

Interest expense:

Interest expense decreased from $198,275 for the three months ended March 31, 2006 to $121,446 for the three months ended March 31, 2007.  This decrease results primarily from the impact of the intrinsic value of beneficial conversion features on promissory notes issued in 2006 compared to 2007.

Loss on extinguishment of debt:

Loss on extinguishment of debt was $440,180 for the three months ended March 31, 2006 compared to $Nil for the three months ended March 31, 2007.  The loss in 2006 resulted from the conversion of promissory notes to equity on terms that were more favorable than the original terms of the promissory notes.

Foreign exchange:

Foreign exchange expense was $465 for the three months ended March 31, 2007 compared to $4,479 for the three months ended March 31, 2006.

Net loss:

Net loss was $701,666 ($0.02 per share) for the three months ended March 31, 2007 compared to $1,750,214 ($0.08 per share) for the three months ended March 31, 2006.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At March 31, 2007, the Company had negative working capital of $798,963 compared to negative working capital of $550,644 at December 31, 2006.  The Company was in overdraft of $5,071 at March 31, 2007 compared to cash of $23,157 at December 31, 2006.  At March 31, 2007, the Company had not repaid or negotiated a further extension of the maturity date for $20,012 of promissory notes.  Consequently, the Company is in default of the terms and conditions of this promissory note.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes and the negotiation of repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the three months ended March 31, 2007, the Company used $123,814 of cash in operations compared to a use of cash in operations of $198,649 for the three months ended March 31, 2006.  The use of cash in operations for the three months ended March 31, 2007 resulted from a net loss of $701,666 offset by non-cash consulting fees of $284,177, non-cash compensation expense of $37,481, depreciation of $1,079, non-cash interest expense of $121,446 and a net change in non-cash working capital of $133,669.  The use of cash for the three months ended March 31, 2006 resulted from a net loss of $1,750,214 offset by non-cash consulting fees of $717,483, non-cash compensation expense of $80,451, non-cash financing fees of $12,000, non-cash interest expense of $197,635, non-cash loss on extinguishment of debt of $440,180, depreciation expense of $2,103 and net change in non-cash working capital of $101,713.

Net cash used in investing activities:  During the three months ended March 31, 2007, the Company purchased no property and equipment compared to purchases of $1,761 for the three months ended March 31, 2006.

Net cash provided by financing activities:  During the three months ended March 31, 2007, the Company raised $56,000 by issuing 10% promissory notes and raised $45,967 by issuing 10% promissory notes to a related party.  In addition, the Company had a bank overdraft of $5,071 at March 31, 2007.  During the three months ended March 31, 2006, the Company raised $160,000 by issuing 10% promissory notes and repaid $41,000 of 10% promissory notes.

Commitments:

(a)

Operating lease

The Company has entered into an operating lease for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2007	$64,318
Total	$64,318

(b)

Investor relations services

Pursuant to the terms of a service agreement to purchase investor relations and communications services, the Company is obligated to make monthly payments of $10,000 to December 31, 2007.  For the period to June 11, 2007, the Company can elect to make the monthly payments in shares of common stock calculated at a price of $0.15 per share.

Pursuant to the terms of a consulting agreement to purchase investor relations services, the Company issued 1,500,000 shares of common stock in 2006 to the consultant and is obligated to make cash payments of $6,000 per month for the period from April 1, 2007 to July 31, 2007.  Under anti-dilution provisions in the agreement, the Company has agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will equal 4.99% of the issued and outstanding shares of the Company.

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

In connection with the review of our consolidated condensed financial statements for the three months ended March 31, 2007, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated condensed financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  As a result, there is a lack of timely review of the consolidated condensed financial statements and Form 10-QSB.  This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

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

LEGAL PROCEEDINGS

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $56,000.  These promissory notes are convertible into 560,000 shares of common stock at $0.10 per share and a warrant to purchase 280,000 shares of common stock at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes to a related party for cash consideration of $45,967.  These promissory notes are convertible into 459,670 shares of common stock at $0.10 per share and a warrant to purchase 229,835 shares of common stock at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 100,000 shares of common stock pursuant to a financing agreement entered into in 2006.

•

Issued 200,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $0.30 per share on the conversion of $20,000 in promissory notes.  The warrants expire on December 31, 2010.

•

Issued 1,350,000 shares of common stock to unrelated parties pursuant to service agreements to provide investor communication and investor relations services to the Company.

For the period from April 1, 2007 to May 4, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $55,000.  These promissory notes are convertible into 550,000 shares of common stock at $0.10 per share and a warrant to purchase 275,000 shares of common stock at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes for cash consideration of $30,000.  These promissory notes mature on June 30, 2007.

•

Entered into a fee agreement with a financial advisor to provide financing services to the Company for a period of ninety days.  As consideration for these services, the Company agreed to issue three shares of common stock for each dollar of financing arranged by the financial advisor.  At May 4, 2007, the Company was obligated to issue 255,000 shares of common stock to the financial advisor for the $55,000 in 10% promissory notes and the $30,000 in 10% promissory notes described above.

•

Entered into a letter of intent with an investment banker to provide financing services to the Company.  As consideration for these services, the Company agreed to grant the investment banker 125,000 shares of common stock.

•

On April 2, 2007, the Company cancelled a consulting agreement for investor communication and relations services.  As a result of this cancellation, the Company is not obligated to issue 450,000 shares of common stock on April 8, 2007 and 300,000 shares of common stock on June 9, 2007 pursuant to the terms of the agreement.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

At March 31, 2007, the Company had not repaid or negotiated a further extension of the maturity date of June 30, 2006 for $20,012 of promissory notes.  The Company has failed to make any additional payments of principal or interest.  As at May 4, 2007, the amount outstanding pursuant to this promissory note was $24,912 including accrued interest of $4,900.

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

Dated: May 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

President & Chief Executive Officer

(principal executive officer)

Dated: May 15, 2007

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: May 15, 2007