Form 10QSB
period 2007-06-30
DATAJUNGLE SOFTWARE INC
filed 2007-08-14
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended June 30, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 8, 2007, 36,110,549 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (11-0)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of June 30, 2007

and December 31, 2006

4

Consolidated Condensed Statements of Operations for the Three Month

and Six Month Periods Ended June 30, 2007 and 2006

5

Consolidated Condensed Statements of Cash Flows for the Six Month

Periods Ended June 30, 2007 and 2006

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

28

ITEM 3.

Controls and Procedures

34

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

35

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

35

ITEM 3.

Defaults Upon Senior Securities

37

ITEM 4.

Submission of Matters to a Vote of Security Holders

37

ITEM 5.

Other Information

37

ITEM 6.

Exhibits

37

Signatures

38

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DATAJUNGLE SOFTWARE INC.

Three and six months ended June 30, 2007 and 2006

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Balance Sheets

June 30, 2007 and December 31, 2006

(In U.S. dollars)

_______________________________________________________________________________________________________

June 30,

December 31,

2007

2006

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

171,830

$

23,157

Accounts receivable

109,343

105,131

Investment tax credits receivable

162,194

127,792

Contracts in process

725

-

Prepaid expenses (note 7(b)

196,551

237,185

_______________________________________________________________________________________________________

640,643

493,265

Deferred consulting services (note 7(b)

110,946

-

Property and equipment

2,604

4,550

_______________________________________________________________________________________________________

$

754,193

$

497,815

________________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable

296,040

237,463

Accrued liabilities

828,240

474,157

Promissory notes payable (note 4)

254,873

112,620

Promissory notes payable to a related party (note 5)

261,005

180,625

Deferred revenue

37,172

39,044

_______________________________________________________________________________________________________

1,677,330

1,043,909

Promissory notes payable (note 4)

37,544

-

Stockholders’ deficiency:

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 32,760,549 shares at June 30,

   2007 and 30,730,549 shares at December 31, 2006 (note 7)

32,761

30,731

Common stock to be issued for services and other obligations;

1,550,000 shares at June 30, 2007 and 175,547 shares at

December 31, 2006 (note 7(b))

212,278

29,050

Additional paid-in capital

7,571,848

6,683,592

Accumulated other comprehensive loss

(290,143)

(201,925)

Deficit

(8,487,425)

(7,087,542)

_______________________________________________________________________________________________________

(960,681)

(546,094)

Basis of presentation (note 2(a))

Guarantees and commitments (note 10)

Subsequent events (note 13)

_______________________________________________________________________________________________________

$

754,193

$

497,815

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Operations

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2007

2006

2007

2006

________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

(restated -

(restated -

(note 14))

(note 14))

Revenues:

Products

$

69,070

$

21,975

$

99,628

$

40,518

Services

41,158

139,010

153,381

194,969

_____________________________________________________________________________________________________

110,228

160,985

253,009

235,487

Cost of revenues:

Cost of products

977

2,030

977

7,990

Cost of services

13,624

27,881

37,859

57,490

_____________________________________________________________________________________________________

14,601

29,911

38,836

65,480

_____________________________________________________________________________________________________

Gross profit

95,627

131,074

214,173

170,007

Expenses:

General and administrative (note 7(b))

440,672

132,231

886,537

987,852

Research and development (note 8)

127,745

121,851

257,484

258,444

Sales and marketing

134,806

143,996

259,819

295,892

Depreciation of property and equipment

1,151

3,232

2,230

5,335

_____________________________________________________________________________________________________

704,374

  401,310

1,406,070

1,547,523

_____________________________________________________________________________________________________

(608,747)

(270,236)

(1,191,897)

(1,377,516)

Other income (expenses):

Interest income

-

-

3,395

-

Interest expense

(85,590)

(169,577)

(207,036)

(367,852)

Loss on extinguishment and modification

of debt

-

(110,563)

-

(550,743)

       Foreign exchange loss

(3,880)

(3,822)

(4,345)

(8,301)

_____________________________________________________________________________________________________

(89,470)

(283,962)

(207,986)

(926,896)

_____________________________________________________________________________________________________

Net loss

(698,217)

(554,198)

(1,399,883)

(2,304,412)

Other comprehensive loss:

Currency translation adjustment (note 3)

(78,556)

(12,828)

(88,218)

(14,324)

_____________________________________________________________________________________________________

Comprehensive loss

$

(776,773)

$

(567,026)

$

(1,488,101)

$

(2,318,736)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 9)

$

(0.02)

$

(0.02)

$

(0.04)

$

(0.09)

_________________________________________________________________________________________________________________

Weighted-average number of common shares

    outstanding

33,040,108

26,569,879

32,499,996

24,901,451

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Consolidated Condensed Statements of Cash Flows

Six months ended June 30, 2007 and 2006

(In U.S. dollars)

_________________________________________________________________________________________________________________

Six months

Six months

ended

ended

June 30,

June 30,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(restated -

     (note 14))

Cash flows from operating activities:

Net loss

$

(1,399,883)

$

(2,304,412)

Items not involving cash:

Depreciation of property and equipment

2,230

5,335

Interest expense

207,036

367,431

Stock-based compensation

70,710

139,227

Consulting fees

471,444

    717,483

Financing fees

63,625

18,811

Loss on extinguishment and modification of debt

-

550,743

Change in non-cash operating working capital

 341,562

190,739

_____________________________________________________________________________________________________

Net cash used in operating activities

(243,276)

(314,643)

Cash flows from investing activities:

Purchase of property and equipment

-

(3,171)

________________________________________________________________________________________

Cash used in investing activities

-

(3,171)

Cash flows from financing activities:

Proceeds from promissory notes payable

391,000

275,000

Repayments of promissory notes payable

-

(41,000)

Proceeds from promissory notes payable to a related party

58,708

18,398

Share issuance costs

-

(450)

_____________________________________________________________________________________________________

Net cash provided by financing activities

449,708

251,948

Effects of exchange rates on cash and cash equivalents

(57,759)

(9,452)

_____________________________________________________________________________________________________

Net decrease in cash and cash equivalents

148,673

(75,318)

Cash and cash equivalents, beginning of period

23,157

85,802

_____________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

171,830

$

10,484

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the six months ended June 30, 2007, the Company did not pay any interest (Six months ended June 30, 2006 - $625).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements

Three and six months ended June 30, 2007 and 2006

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

The consolidated condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the six months ended June 30, 2007 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2007.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2006.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $1,036,687 as at June 30, 2007 and has incurred a loss of $1,399,883 and negative cash flow from operations of $243,276 for the six months then ended.  As of June 30, 2007, the Company has an accumulated deficit of $8,487,425 which results in a stockholders’ deficiency of $960,681.  In addition, the Company is in violation of the terms and conditions of four promissory notes, expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations on a month-to-month basis from investors who recognize the advancement of the Company’s activities.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three and six months ended June 30, 2007 and 2006

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

(b)

Foreign currency translation:

The consolidated condensed financial statements of the Company include the accounts of the Company in U.S. dollars and the accounts of its wholly-owned subsidiary, translated into U.S. dollars using Financial Accounting Standards Board Statement No. 52, “Foreign Currency Translation” for the translation of foreign currency operations.  The financial statements of the Company’s subsidiary are measured using the Canadian dollar as its functional currency.  Assets and liabilities have been translated into U.S. dollars using the exchange rates in effect at the balance sheet date.  Revenues and expenses have been translated into U.S. dollars using the average exchange rate for the period.  Gains and losses have been reported as a separate component of accumulated other comprehensive loss.

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

Three and six months ended June 30, 2007 and 2006

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

Three and six months ended June 30, 2007 and 2006

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable:

_________________________________________________________________________________________________________________

June 30,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

Promissory note, payable on June 30, 2006, bearing interest

   at 12% per annum, secured by an assignment of accounts

   receivable (note 4(a))

$

20,012

$

20,012

Promissory notes, payable on demand, bearing interest at

   10% per annum, secured by an assignment of accounts

   receivable and a floating charge on all assets of the

Company (note 4(b))

111,000

20,000

Promissory note, payable on June 30, 2007, denominated in

Canadian dollars (C$100,000) bearing interest at 12% per

   annum, secured by an assignment of investment tax credits

   receivable (note 4(c))

93,861

72,608

Promissory note, payable on June 21, 2009, bearing interest

at 10% per annum, unsecured (note 4(d))

15,579

-

Promissory note, payable on June 29, 2009, bearing interest

at 10% per annum, unsecured (note 4(d))

21,965

-

Promissory notes, payable on June 30, 2007, bearing interest at 10% per annum, secured by an assignment of accounts

receivable and a floating charge on all assets of the

Company (note 4(e))

30,000

-

_____________________________________________________________________________________________________

$

292,417

$

112,620

Less promissory notes classified as long-term

(37,544)

-

_____________________________________________________________________________________________________

$

254,873

$

112,620

________________________________________________________________________________________________________________

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.  Promissory notes payable (continued):

(a)

Accrued interest of $5,275 (December 31, 2006 - $4,085) has been included in accrued liabilities at June 30, 2007.

On April 19, 2006, $80,000 of the promissory notes together with accrued interest of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 417,836 shares of common stock of the Company and a warrant to purchase 208,918 shares of common stock of the Company in accordance with the original conversion provisions.  In addition, the Company agreed to issue an additional warrant to purchase 208,918 shares of common stock of the Company as consideration for the agreement to convert the promissory notes and accrued interest into common stock of the Company.  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.  On April 19, 2006, the fair value of the 208,918 additional warrants was $68,306 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility of 124%; and an expected life of 4.71 years.  As a consequence, the Company recognized a loss of $68,306 on the extinguishment of this debt for the three months ended June 30, 2006.

On May 19, 2006, the Company entered into an agreement to extend the maturity date of $25,000 of the promissory notes to June 30, 2006.  As consideration for this extension, the Company agreed to pay $1,250 in additional interest and to repay the principal and accrued interest from the proceeds of any financing in excess of $250,000 or at the rate of 10% of the cash proceeds from sales or any financing less than $250,000.  On August 2, 2006, the Company repaid $4,988 to the lender.  On September 12, 2006, the lender assigned the promissory note together with accrued interest to another party.  On January 10, 2007, this other party assigned the promissory note together with accrued interest to a third party.  The Company has failed to make any additional payments of principal or interest.  Consequently, the Company is in default of the terms and conditions of the promissory note.   As a result of this default, the promissory note is payable on demand.

(b)  On October 12, 2006, the Company received cash consideration of $20,000 in exchange for the issuance of a 10% demand promissory note.  The promissory note and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.  At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $17,974.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(b)

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

During the period from January 1, 2007 to June 30, 2007, the Company received cash consideration of $111,000 from the lender in exchange for the issuance of 10% demand promissory notes.  The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $106,622.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $56,000 for the three months ended March 31, 2007 and $50,622 for the three months ended June 30, 2007.

Accrued interest of $3,891 (December 31, 2006 - $438) has been included in accrued liabilities at June 30, 2007.

(c)

On December 22, 2006, the Company received cash consideration of $86,333 (C$100,000) in exchange for the issuance of a 12% promissory note.  $84,475 (C$90,000) of the promissory note is due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest was due on June 30, 2007.

As consideration for services rendered arranging the promissory note, the Company paid the lender a fee of $8,633 (C$10,000) in December 2006.  Of this amount, $416 (C$474) was included as a charge to interest expense for the three months ended December 31, 2006 and $4,043 (C$4,737) was included as a charge to interest expense for the three months ended March 31, 2007.  The charge to interest expense for the three months ended June 30, 2007 was $4,174 (C$4,789).

In addition, the Company agreed to grant 100,000 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $72,393 (C$83,853) of the cash consideration received by the Company has been allocated to the promissory note and $13,940 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.  The promissory note was accreted to its face value through a periodic charge to interest expense over the period to June 30, 2007.  In 2006, $671 (C$765) was charged to interest expense pursuant to this accretion and $6,528 (C$7,648) was   charged to interest expense pursuant to this accretion for the three months ended March 31, 2007.  The charge to interest expense pursuant to this accretion for the three months ended June 30, 2007 was $7,043 (C$7,734).

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(c)

Accrued interest of $5,863 (December 31, 2006 - $254) has been included in accrued liabilities at June 30, 2007.

At June 30, 2007, the Company had not paid the outstanding principal and interest to the lender or arranged for an extension of the maturity date.  As a consequence, the Company is in default of the terms and conditions of this promissory note.  As a result of this default, the promissory note is payable on demand.

(d)

In June 2007, the Company received cash consideration of $100,000 and $150,000 in exchange for the issuance of 10% promissory notes maturing on June 21, 2009 and June 29, 2009, respectively.  The promissory notes and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.13 per share.  Interest is due and payable on a quarterly basis at the request of the lenders.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lenders.

As consideration for the advance of funds to the Company by the lenders, the Company agreed to grant 750,000 shares of common stock of the Company to the lenders.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $162,388 of the cash consideration received by the Company has been allocated to the promissory notes and $87,612 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.  The promissory notes are being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended June 30, 2007, $504 was charged to interest expense pursuant to this accretion.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $126,074.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes are being accreted to their face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended June 30, 2007, $726 was charged to interest expense pursuant to this accretion.

(e)

On April 2, 2007, the Company received cash consideration of $30,000 in exchange for the issuance of 10% promissory notes maturing on June 30, 2007.  At June 30, 2007, the Company had not paid the outstanding principal or interest to the lenders or arranged for an extension of the maturity date.  As a consequence, the Company is in default of the terms and conditions of the promissory notes.  As a result of this default, the promissory notes are payable on demand.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable to a related party:

_________________________________________________________________________________________________________________

June 30,

December 31,

2007

2006

_________________________________________________________________________________________________________________

   (Unaudited)

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$48,000), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 5(a))

$

45,054

$

41,188

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$216,500), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 5(b)).

203,210

139,437

Promissory note, payable on demand, bearing interest at 10%

per annum compounded annually, secured by an assignment

of accounts receivable (note 5(c))

12,741

-

_____________________________________________________________________________________________________

$

261,005

$

180,625

_________________________________________________________________________________________________________________

The promissory notes payable to a related party are payable to Capital House Corporation and are secured by a general security agreement representing a first floating charge on all of the assets of the Company.

Additional terms and conditions related to the promissory notes payable to a related party are as follows:

(a)

Accrued interest of $7,131 (December 31, 2006 - $4,477) has been included in accrued liabilities at June 30, 2007.

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable to a related party (continued):

(b)

During the six months ended June 30, 2007, the Company received $45,967 (C$54,000) in cash consideration from the lender in exchange for the issuance of 10% demand promissory notes.

Accrued interest of $12,753 (December 31, 2006 - $3,347) has been included in accrued liabilities at June 30, 2007.

The promissory notes and accrued interest are convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

The conversion feature of the promissory notes issued was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $45,967.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount has been recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $45,967 for the six months ended June 30, 2007.

(c)

During the three months ended June 30, 2007, the Company received cash consideration of $12,741 in exchange for the issuance of a 10% demand promissory note.

The promissory note and accrued interest is convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

The conversion feature of the promissory note issued was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $9,369.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory note was accreted to its face value through a charge to interest expense of $9,369 for the three months ended June 30, 2007.

6.

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

At June 30, 2007, there were 1,237,391 additional shares available for grant under the Plan.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 11

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

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

During the six months ended June 30, 2007, there were no options granted by the Company.  During the six months ended June 30, 2006, 1,100,000 stock options were granted to officers and directors and 495,000 stock options were granted to employees.

The per share weighted-average fair value of the stock options granted during the three months ended June 30, 2007 and 2006 has been calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006
	(Unaudited)	(Unaudited)
Options granted	-	225,000
Expected volatility	-	128%
Expected dividends	-	-
Expected term (years)	-	4.0
Risk-free rate	-	4.99%
Per share weighted average grant date fair value	-	$0.20

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

Three months ended June 30, 2007		Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amounts recorded as expense, before income tax benefit	$33,229	$58,776	$70,710	$139,227
Amount of related income tax benefit recognized in loss	-	-	-	-

A summary of share option activity under the Plan as of June 30, 2007 and changes during the six months then ended is presented below:

_________________________________________________________________________________________________________________

                                     2007

(Unaudited)

Weighted

Weighted          average

average

remaining

Aggregate

exercise

contractual

intrinsic

Options

price($)

 term (Years)

value

_____________________________________________________________________________________________________

Options outstanding, January 1, 2007

3,765,090

$

0.36

 4.4

Expired

      (2,481)

0.40

    -

_________________________________________________________________________________________________________________

Options outstanding, June 30, 2007

3,762,609

$

0.36

3.9

$27,370

_________________________________________________________________________________________________________________

Options exercisable, June 30, 2007

2,737,109

$

0.40

3.5

$27,370

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

The following table summarizes information about stock options outstanding at June 30, 2007:

_________________________________________________________________________________________________________________

Options outstanding

Options exercisable

                                   (Unaudited)                                         (Unaudited)

Weighted

Number

average

 Number

Exercise

outstanding

remaining

exercisable

Exercise

price

at 6/30/07

contractual term

at 6/30/07

price

______________________________________________________________________________________________

$

0.009

180,150

1.1 years

180,150

$0.009

0.13

218,759

1.1 years

218,759

0.13

0.18

50,000

5.2 years

    -

      -

0.25

1,395,000

4.6 years

497,500

0.25

0.31

100,000

4.1 years

44,000

0.31

0.40

83,700

4.1 years

83,700

0.40

0.43

35,000

3.7 years

23,500

0.43

0.51

1,500,000

4.0 years

1,500,000

0.51

0.60

125,000

3.8 years

122,000

0.60

0.65

50,000

3.7 years

50,000

0.65

0.75

25,000

3.5 years

17,500

0.75

_____________________________________________________________________________________________________

3,762,609

3.9 years

2,737,1091

$0.40

___________________________________________________________________________________________________________

At June 30, 2007, there was $112,441 (June 30, 2006 - $261,707) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately one year.

7.

Stockholders’ deficiency;

(a)

Common stock transactions:

During the six months ended June 30, 2007, the Company issued 2,030,000 shares of common stock pursuant to the transactions described below:

On April 13, 2007, the Company issued 125,000 shares of common stock to an investment banker to provide financing services to the Company.  The fair value of the 125,000 shares of common stock was estimated at $21,125 on the date the shares were issued and has been included in general and administrative expenses for the three months ended June 30, 2007.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 14

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued);

(a)

Common stock transactions (continued):

In April 2007, the Company issued 255,000 shares of common stock pursuant to a fee agreement with a financial advisor to provide financing services.  The fair value of the 255,000 shares of common stock was estimated at $42,375 on the dates that the fees were earned and has been included in general and administrative expenses for the three months ended June 30, 2007.

On January 11, 2007, the Company issued 100,000 shares of common stock pursuant to the terms of a promissory (note 4(c)).

On March 16, 2007, the Company issued 200,000 shares of common stock and warrants to purchase 100,000 shares of common stock of the Company on the conversion of a $20,000 promissory note (note 4(b)).  The warrants are exercisable at $0.30 per share and expire on December 31, 2010.

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant (note 7(b)).

On February 9, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 750,000 shares of common stock to the consultant.

In addition to the above transactions, the Company agreed to issue 750,000 shares of common stock in June 2007 pursuant to the terms of promissory notes (note 4(d)).  The fair value of the 750,000 shares has been estimated at $87,612 and has been included in common stock to be issued for services and other obligations at June 30, 2007.

During the six months ended June 30, 2007, no share issuance costs (six months ended June 30, 2006 - $450) were incurred and recorded as a charge to additional paid-in capital.

(b)   Warrants and common stock pursuant to consulting agreements:

(i)

On June 28, 2007, the Company entered into an agreement with a consultant to provide corporate  finance services to the Company until June 30, 2009.  As consideration for these services, the Company agreed to pay the consultant $7,500 for the month of June 2007 and $7,500 per month commencing when the Company has raised $500,000 in financing.  Once the Company has raised $2,100,000 in financing, the fee to the consultant will increase to $15,000 per month.  In July 2007, the Company had raised $500,000 in financing.  The Company also agreed to reduce the exercise price on 2,973,167 Class C warrants from $0.30 per share to $0.10 per share once the Company has raised $500,000 in financing.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 15

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

 (b)   Warrants and common stock pursuant to consulting agreements (continued):

(i)

 In addition, the Company agreed to issue 500,000 shares of common stock to the consultant and a warrant to purchase 1,500,000 shares of common stock at $0.10 per share until June 28, 2011.  The fair value of the 500,000 shares of common stock has been estimated at $65,000 on the date of the agreement.  Of the total estimated fair value, $178 has been included in general and administrative expenses for the three months ended June 30, 2007.  Of the balance of the estimated fair value, $32,411 has been included in prepaid expenses at June 30, 2007 and $32,411 has been included in deferred consulting services at June 30, 2007.  The fair value of the warrant was calculated as $157,501 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 5.02%; expected volatility of 116%, and an expected life of 4 years.  Of this amount, $216 was included in general and administrative expense for the three months ended June 30, 2007.  Of the balance of the estimated fair value, $78,750 has been included in prepaid expenses at June 30, 2007 and $78,535 has been included in deferred consulting services at June 30, 2007.

(ii) On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant.  The fair value of the 600,000 shares of common stock was estimated at $120,000 on January 10, 2007.  Of the total estimated fair value, $27,042 was included in general and administrative expenses for the three months ended March 31, 2007 and $30,761 has been included in general and administrative expenses for the three months ended June 30, 2007.  The balance of $62,197 has been included in prepaid expenses at June 30, 2007 and will be recognized as an expense on a straight-line basis as services are rendered from July 1, 2007 to December 31, 2007.

(iii) On February 9, 2007, the Company entered into a consulting agreement to purchase investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 750,000 shares of common stock to the consultant.  If the Company had not cancelled the agreement prior to April 8, 2007, the Company had also agreed to issue 450,000 shares of common stock to the consultant on April 8, 2007 and 300,000 shares of common stock to the consultant on June 9, 2007.

On April 2, 2007, the Company cancelled the agreement.  The fair value of the 750,000 shares of  common stock issued to the consultant was estimated at $127,500 on February 9, 2007.  Of the total estimated fair value, $122,596 was included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $4,904 has been included in general and administrative expenses for the three months ended June 30, 2007.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 16

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements (continued):

(iv) On December 12, 2006, the Company entered into a service agreement to purchase investor relations and communications services for a twelve month period.  As   compensation for these services, the Company agreed to issue a warrant for the purchase of 155,000 shares of common stock of the Company at $0.30 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company could elect to make the monthly payments in cash and shares of common stock calculated at a price of $0.15 per share provided that the cash component of each monthly payment is at least $5,000.

The fair value of the 155,000 warrants was calculated as $22,574 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 107%, and an expected life of 4.05 years.  Of this amount, $1,175 was included in general and administrative expense for the year ended December 31, 2006 and $5,567 was included in general and administrative expenses for the three months ended March 31, 2007.  In July 2007, the service agreement was cancelled and the service provider agreed to forfeit the 155,000 warrants.  As a consequence, the balance of $15,832 has been included in general and administrative expense for the three months ended June 30, 2007.

The Company elected to make the initial payment pursuant to this agreement in cash of $5,000 and 33,333 shares of common stock of the Company.  At December 31, 2006, the 33,333 shares of common stock had a fair value of $6,667 which has been included in common stock to be issued for services and other obligations.  Of the total obligation of $11,667 at December 31, 2006, $7,151 was included in general and administrative expense for the year ended December 31, 2006 and the balance of $4,516 was included in general and administrative expense in January 2007.

In January 2007, the consultant agreed to modify the payment terms of the agreement to allow the Company to make monthly payments of $10,000 entirely in shares of common stock for a five month period commencing on January 12, 2007.  For the period from January 12 to April 12, 2007, the Company is obligated to issue 266,667 shares of common stock pursuant to this modification.  The estimated fair value of the common stock is $52,999 which has been included in common stock to be issued for services and other obligations at June 30, 2007.  Of this amount, $36,444 was included in general and administrative expense for the three months ended March 31, 2007 and $16,555 has been included in general and administrative expenses for the three months ended June 30, 2007.  In July 2007, the service agreement was cancelled and the service provider agreed to forfeit any fees for services subsequent to April 12, 2007.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 17

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements (continued):

(v)

On August 14, 2006, the Company entered into a consulting agreement to purchase investor relations services for the period to July 31, 2007.  As consideration for these services, the Company issued 1,500,000 shares of common stock of the Company and made a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement.  Under anti-dilution provisions in the agreement, the Company agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

The fair value of the 1,500,000 shares of common stock was estimated at $300,000 on the date the shares were issued.  On May 24, 2007, the consultant agreed to cancel the consulting agreement and forfeit any shares owing under the anti-dilution provisions.  On that date, the Company was obligated to issue an additional 157,585 shares of common stock pursuant to the anti-dilution provisions with an estimated fair value of $28,978.  Of the total estimated fair value of $328,979 at May 24, 2007, $122,146 was included in general and administrative expenses for the year ended December 31, 2006 and $88,012 was included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $118,821 has been included in general and administrative expenses for the three months ended June 30, 2007.   In addition, the consultant agreed to terminate the cash payments at May 31, 2007.  On that date, the Company was obligated to pay $48,000 to the consultant for unpaid fees from October 1, 2006 to May 31, 2007.  The Company agreed to pay these fees to the consultant on the earliest of December 31, 2007 or within five days of the Company raising $1.5 million in financing.

(vi)

On January 24, 2006, the Company cancelled a consulting agreement and included the balance of   the prepaid expenses and deferred consulting services of $717,483 in general and administrative expenses.    On the same date, the Company cancelled Series A warrants to purchase 1,500,000 shares of common stock and all of the Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 305,000 shares of common stock.  On January 24, 2006, the fair value of the 305,000 shares of common stock was $67,100 based on a share price of $0.22 per share on that date.  The $67,100 was accounted for as a capital transaction.

(vii)

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

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 18

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

8.

Research and development:

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2007

2006

2007

2006

_________________________________________________________________________________________________________________

                                                                (Unaudited)           (Unaudited)

(Unaudited)

(Unaudited)

Costs incurred

$

138,658

$

131,339

$

278,545

$

276,825

Investment tax credits

(10,913)

(9,488)

(21,061)

(18,381)

_____________________________________________________________________________________________________

$

127,745

$

   121,851

$

257,484

$

258,444

_________________________________________________________________________________________________________________

9.

Net loss per common share:

As the Company incurred a net loss during the six months ended June 30, 2007 and 2006, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following securities could potentially dilute net loss per common share for the periods presented:

_________________________________________________________________________________________________________________

Six months

Six months

ended

ended

June 30,

June 30,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Options to purchase common stock

3,762,609

3,877,452

Conversion of promissory notes

5,621,193

1,073,675

Warrants to be issued on the conversion of promissory notes

1,978,413

644,345

Exercise of Series A warrants

200,000

200,000

Exercise of Series C warrants

2,973,167

2,973,167

Exercise of Series D warrants

1,683,589

1,683,589

Exercise of other warrants

2,754,575

-

Common stock to be issued pursuant to consulting agreements

800,000

-

Common stock to be issued pursuant to financing agreements

750,000

-

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 19

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

10.

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of June 30, 2007 and December 31, 2006.

(b)  Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments, including operating costs, are approximately as follows: 2007 -$43,564.  Rent expense for operating leases for the three months ended June 30, 2007 and 2006 was $24,136 and $24,440, respectively.  Rent expense for the six months ended June 30, 2007 and 2006 was $46,758 and $48,054 respectively.

Corporate finance services and executive management services

Pursuant to the terms of an agreement to purchase corporate finance services, the Company is obligated to make monthly payments to the consultant of $7,500 to June 30, 2009.  Once the Company has raised $2,100,00 in financing, the fee to the consultant will increase to $15,000 per month.

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 20

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

Six months

Six months

ended

ended

ended

ended

June 30,

June 30,

June 30,

June 30,

2007

2006

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

United States

$

67,095

$

135,691

$

189,345

$

208,908

Canada

25,573

15,191

28,252

16,476

Europe

17,560

10,103

35,412

10,103

________________________________________________________________________________________

Total

$

110,228

$

160,985

$

253,009

$

235,487

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

June 30,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Canada

$

269,919

$

285,603

United States

484,274

212,212

________________________________________________________________________________________

Total

$

754,193

$

497,815

_________________________________________________________________________________________________________________

DATAJUNGLE SOFTWARE INC.

Notes to Consolidated Condensed Financial Statements, page 21

Three and six months ended June 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

12.

Economic dependence:

Four of the Company’s customers account for 68% of revenue for the six months ended June 30, 2007 (Six months ended June 30, 2006 – three customers account for 83%).

13.  Subsequent events:

On July 6, 2007, the Company issued 10% promissory notes for cash consideration of $150,000.  On August 6, 2007, the Company issued 10% promissory notes for cash consideration of $250,000.  These promissory notes are convertible into shares of common stock at $0.13 per share.  In addition, the Company agreed to issue 1,200,000 shares of common stock to the lender pursuant to the terms of these promissory notes.

On July 6, 2007, the Company had raised $500,000 in cumulative financing.  Pursuant to the terms of a consulting agreement, the Company reduced the exercise price on 2,973,167 Class C warrants from $0.30 per share to $0.10 per share.

On July 25, 2007, the Company agreed to amend a consulting agreement to purchase corporate finance services.  Pursuant to the terms of the amendment, a representative of the consultant was appointed Chief Executive Officer and President of the Company.  As consideration, the Company agreed to increase the monthly fees to be paid to the consultant from $7,500 per month to $12,500 per month.  In addition, the Company granted a warrant to purchase 1,000,000 shares of common stock at $0.20 per share until July 25, 2011 and stock options to purchase 750,000 shares of common stock at $0.20 per share to the consultant.  The stock options vest in equal portions over a three year period and expire four years from the date of vesting.

On August 1, 2007, the Company entered into a consulting agreement with a consultant to provide technical services to the Company until July 31, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 1,000,000 shares of common stock of the Company at $0.25 per share.  The warrant expires on July 31, 2011.

On August 8, 2007, the Company entered into a consulting agreement to purchase investor communications and public relations services until August 7, 2008.  As consideration for these services, the Company agreed to issue 600,000 shares of common stock to the consultant.

14.  Comparative figures:

Certain comparative figures have been restated to reflect the impact of the beneficial conversion feature on certain promissory notes.  The impact of this restatement is to increase interest expense and net loss for the three and six months ended June 30, 2006 by $58,422 and increase additional paid-in capital at June 30, 2006 by a similar amount.  The impact on net loss per share for the three and six months ended June 30, 2006 was not material.

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

Results of Operations

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue:  Revenue for the three months ended June 30, 2007 was $110,228 compared to $160,985 for the three months ended June 30, 2006.

Services revenue decreased from $139,010 in 2006 to $41,158 in 2007.  This decrease of approximately $98,000 results primarily from a decrease in revenue from a significant customer in 2007 compared to 2006.

Product revenue increased from $21,975 in 2006 to $69,070 in 2007.  This increase of approximately $47,000 results from an increase in the number of product contracts from three in 2006 to five in 2007 and an increase in the average size of the contracts in 2007 compared to 2006.

Gross profit:  Gross profit for the three months ended June 30, 2007 was $95,627 (87% of revenue) compared to $131,074 (81% of revenue) for the three months ended June 30, 2006.

In 2007, the gross profit on services was $27,534 (67% of services revenue) compared to $111,129 (80% of services revenue) in 2006.  The decrease in gross profit of approximately $84,000 in 2007 results primarily from a decrease in gross profit from a significant customer in 2007 compared to 2006.  On a percentage basis, the decrease in gross profit in 2007 results from costs related to an initial contract with a major software provider that required a significant labor component and product support costs due to an upgrade in our product.

In 2007, the gross profit on products was $68,093 (99% of product revenue) compared to $19,945 (91% of product revenue) in 2006.  Three of the product sales in 2007 were from existing customers and required no incremental costs to deliver.

General and administrative expenses:  General and administrative expenses for the three months ended June 30, 2007 were $440,672 compared to $132,231 for the three months ended June 30, 2006.  The increase in costs of approximately $308,400 includes the following significant items:

•

Increase in compensation costs of approximately $11,500 in 2007 compared to 2006 resulting from compensation for the Chief Financial Officer.

•

Decrease in stock compensation of approximately $5,300 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in consulting expense of approximately $206,800 in 2007 compared to 2006.  In 2007, we incurred costs for investor communications and public relations services.  There were no similar costs in 2006.

•

Increase in financing fees of approximately $56,800 in 2007 compared to 2006 due to higher cost financing arrangements in place in 2007.

•

Increase in legal fees of approximately $33,500 in 2007 compared to 2006 due to costs incurred in expectation of closing a round of financing in 2007.

•

Increase of approximately $6,500 in travel costs in 2007 compared to 2006 incurred as a result of financing activities.

•

Net decrease of approximately $1,400 in other costs in 2007 compared to 2006.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended June 30, 2007 were $134,806 compared to $143,996 for the three months ended June 30, 2006.  The decrease in costs of approximately $9,200 includes the following significant items:

•

Decrease in stock compensation of approximately $14,000 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in compensation related costs of approximately $2,900 in 2007 compared to 2006.

•

Increase of approximately $6,100 in travel and related costs in 2007 due to travel to a Microsoft sponsored event and an increase in travel to existing customers.

•

Net decrease in other costs in 2007 compared to 2006 of approximately $4,200.

Research and development expenses:  Research and development expenses for the three months ended June 30, 2007 were $127,745 compared to $121,851 for the three months ended June 30, 2006.  The increase in costs of approximately $5,900 includes the following significant items:

•

Decrease in stock compensation of approximately $6,300 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in compensation related costs of approximately $2,400 in 2007 compared to 2006.

•

Decrease of approximately $2,800 in expenses for administration of our computer systems in 2007 compared to 2006 due to budget constraints in 2007.

•

Increase in costs of approximately $14,500 due to a decrease in the cost of compensation transferred to cost of sales in 2007 compared to 2006.  This results from a decrease in the labor component of certain service contracts in 2007.

•

Decrease in other miscellaneous costs of approximately $500 in 2007 compared to 2006.

The above changes in costs were offset by the following item:

•

Increase in research and development tax credits of $1,400 in 2007 compared to 2006 due to labor incurred on a mapping intelligence component to our Matrix product in 2007.

Interest expense:

Interest expense decreased from $169,577 for the three months ended June 30, 2006 to $85,590 for the three months ended June 30, 2007.  This decrease results primarily from the impact of the intrinsic value of beneficial conversion features on promissory notes issued in 2006 compared to 2007.

Loss on extinguishment and modification of debt:

Loss on extinguishment and modification of debt was $110,563 for the three months ended June 30, 2006 compared to $Nil for the three months ended June 30, 2007.  The loss in 2006 resulted from the conversion of promissory notes to equity on terms more favorable than the original terms and modification of other promissory notes to include terms that were more favorable than the original terms of the promissory notes.

Net loss:

Net loss was $698,217 ($0.02 per share) for the three months ended June 30, 2007 compared to $554,198 ($0.02 per share) for the three months ended June 30, 2006.  Our revenue and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue:  Revenue for the six months ended June 30, 2007 was $253,009 compared to $235,487 for the six months ended June 30, 2006.

Services revenue decreased from $194,969 in 2006 to $153,381 in 2007.  This decrease of approximately $42,000 results from a decrease in revenue from a significant customer in 2007 compared to 2006.

Product revenue increased from $40,518 in 2006 to $99,628 in 2007.  This increase of approximately $59,000 results from a general increase in the number of product contracts from four in 2006 to eight in 2007.

Gross profit:  Gross profit for the six months ended June 30, 2007 was $214,173 (85% of revenue) compared to $170,007 (72% of revenue) for the six months ended June 30, 2006.

In 2007, the gross profit on services was $115,522 (75% of services revenue) compared to $137,479 (71% of services revenue) in 2006.  The increase in gross profit as a percentage of revenue results primarily from an increase in gross profit on services provided to a major customer in 2007 compared to 2006.

In 2007, the gross profit on products was $98,651 (99% of product revenue) compared to $32,528 (80% of product revenue) in 2006.  The product sales in 2007 were primarily from existing customers and required no incremental costs to deliver.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2007 were $886,537 compared to $987,852 for the six months ended June 30, 2006.  The decrease in costs of approximately $101,300 includes the following significant items:

•

Increase in compensation costs of approximately $36,100 in 2007 compared to 2006.  This increase results from compensation for the Chief Financial Officer for six months in 2007 compared to five months in 2006 and a bonus awarded to management in 2007 as consideration for an agreement to defer payment of certain amounts of unpaid salary owing to management until such time as the Company has achieved certain revenue targets.

•

Decrease in stock compensation of approximately $20,900 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Decrease in consulting expense of approximately $208,600 in 2007 compared to 2006.  In 2006, consulting expense included $717,500 related to the cancellation of a consulting contract and cancellation of the related warrants to purchase 3,000,000 shares of our common stock.  In 2007, we incurred $508,900 for investor communications and public relations services.

•

Increase in financing fees of approximately $44,800 in 2007 compared to 2006 due to financing arrangements in place in 2007.

•

Increase in legal fees of approximately $33,500 in 2007 compared to 2006 due to costs incurred in expectation of closing a round of financing in 2007.

•

Increase of approximately $8,800 in travel costs in 2007 compared to 2006 incurred as a result of financing activities.

•

Increase of approximately $6,100 in bank charges in 2007 compared to 2006 resulting primarily from interest and penalties on arrears in certain statutory employee tax payments.

Sales and marketing expenses:  Sales and marketing expenses for the six months ended June 30, 2007 were $259,819 compared to $295,892 for the six months ended June 30, 2006.  The decrease in costs of approximately $36,100 includes the following significant items:

•

Decrease in stock compensation of approximately $30,500 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Decrease of approximately $7,400 in the costs of on-line demonstrations of our products in 2007 compared to 2006 due to a change in the provider of the related services.

•

Increase of approximately $4,000 in travel and related costs in 2007 compared to 2006 due to travel to a Microsoft sponsored event and an increase in travel to existing customers.

•

Increase of approximately $2,100 in telephone costs in 2007 compared to 2006 due to an increase in the number of staff using mobile telephones.

•

Net decrease in other costs in 2007 compared to 2006 of approximately $4,300.  In 2006, we incurred costs for the purchase of a mailing list and costs for marketing collateral material.  No similar costs were incurred in 2007.

Research and development expenses:  Research and development expenses for the six months ended June 30, 2007 were $257,484 compared to $258,444 for the six months ended June 30, 2006.  The decrease in costs of approximately $1,000 includes the following significant items:

•

Decrease in stock compensation of approximately $17,100 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in compensation related costs of approximately $21,000 in 2007 compared to 2006 due to the mix of personnel in 2007 partially offset by an increase in the level of support provided by research and development staff to sales efforts in 2007.

•

Decrease in other costs of approximately $13,400 in 2007 compared to 2006.  In 2006, we incurred costs for Microsoft certification.  There were no similar costs incurred in 2007.

•

Decrease of approximately $8,000 in expenses for administration of our computer systems in 2007 compared to 2006 due to budget constraints in 2007.

•

Increase in costs of approximately $20,000 due to a decrease in the cost of compensation transferred to cost of sales in 2007 compared to 2006.  This results from a decrease in the labor component of certain service contracts in 2007.

The above changes in costs were offset by the following item:

•

Increase in research and development tax credits of $2,700 in 2007 compared to 2006 due to labor incurred on a mapping intelligence component to our Matrix product in 2007.

Interest expense:

Interest expense decreased from $367,852 for the six months ended June 30, 2006 to $207,036 for the six months ended June 30, 2007.  This decrease results primarily from the impact of the intrinsic value of beneficial conversion features on promissory notes issued in 2006 compared to 2007.

Loss on extinguishment and modification of debt:

Loss on extinguishment and modification of debt was $550,743 for the six months ended June 30, 2006 compared to $Nil for the six months ended June 30, 2007.  The loss in 2006 resulted from the conversion of promissory notes to equity on terms more favorable than the original terms and modification of other promissory notes to include terms that were more favorable than the original terms of the promissory notes.

Net loss:

Net loss was $1,399,883 ($0.04 per share) for the six months ended June 30, 2007 compared to $2,304,412 ($0.09 per share) for the six months ended June 30, 2006.  Our revenue and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At June 30, 2007, the Company had negative working capital of $1,036,687 compared to negative working capital of $550,644 at December 31, 2006.  The Company had cash of $171,830 at June 30, 2007 compared to cash of $23,157 at December 31, 2006.  At June 30, 2007, the Company had not repaid or negotiated a further extension of the maturity date for four promissory notes for approximately $144,000.  Consequently, the Company is in default of the terms and conditions of these promissory notes.

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

Net cash used in operating activities:  During the six months ended June 30, 2007, the Company used $243,276 of cash in operations compared to a use of cash in operations of $314,643 for the six months ended June 30, 2006.  The use of cash in operations for the six months ended June 30, 2007 resulted from a net loss of $1,399,883 offset by non-cash consulting fees of $471,444, stock compensation of $70,710, non-cash financing fees of $63,265, depreciation of $2,230, non-cash interest expense of $207,036 and a net change in non-cash working capital of $341,562.  The use of cash for the six months ended June 30, 2006 resulted from a net loss of $2,304,412 offset by non-cash consulting fees of $717,483, non-cash compensation expense of $139,227, non-cash financing fees of $18,811, non-cash interest expense of $367,431, non-cash loss on extinguishment and modification of debt of $550,743, depreciation expense of $5,335 and net change in non-cash working capital of $190,739.

Net cash used in investing activities:  During the six months ended June 30, 2007, the Company purchased no property and equipment compared to purchases of $3,171 for the six months ended June 30, 2006.

Net cash provided by financing activities:  During the six months ended June 30, 2007, the Company raised $391,000 by issuing 10% promissory notes and raised $58,708 by issuing 10% promissory notes to a related party.  During the six months ended June 30, 2006, the Company raised $275,000 by issuing 10% promissory notes and repaid $41,000 of 10% promissory notes.  In addition, the Company raised $18,398 in 2006 by issuing 10% promissory notes to a related party.

Commitments:

(a)

Operating lease

The Company has entered into an operating lease for office space that expires on December 31, 2007.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2007	$43,564

(b)

Corporate finance services and executive management services

Pursuant to the terms of an agreement to purchase corporate finance services, the Company is obligated to make monthly payments to the consultant of $7,500 to June 30, 2009.  Once the Company has raised $2,100,000 in financing, the fee to the consultant will increase to $15,000 per month.  In addition, the Company is obligated to make monthly payments to the consultant of $5,000 to June 30, 2009 for executive management services.

On August 1, 2007, the Company entered into a consulting agreement with a consultant to provide technical services to the Company until July 31, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.

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

In connection with the review of our consolidated condensed financial statements for the three months ended June 30, 2007, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated condensed financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $56,000.  These promissory notes are convertible into shares of common stock at $0.10 per share and a warrant to purchase the number of shares equal to 50% of the number of shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes to a related party for cash consideration of $45,967.  These promissory notes are convertible into shares of common stock at $0.10 per share and a warrant to purchase the number of shares equal to 50% of the number of shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

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

During the three months ended June 30, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $12,741 to a related party.  These promissory notes are convertible into shares of common stock at $0.10 per share plus a warrant to purchase the number of shares equal to 50% of the number of shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes for cash consideration of $30,000 maturing on June 30, 2007.

•

Issued 10% promissory notes for cash consideration of $55,000.  These promissory notes are convertible into shares of common stock at $0.10 per share and a warrant to purchase the number  of shares equal to 50% of the number of shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes for cash consideration of $100,000 and $150,000 maturing on June 21, 2009 and June 29, 2009, respectively.  The promissory notes are convertible into shares of common stock at $0.13 per share.  In addition, the Company granted 750,000 shares of common stock to the lenders.

•

Issued 255,000 shares of common stock pursuant to a fee agreement to provide financing services to the Company.

•

Issued 125,000 shares of common stock to the Company to an investment banker for financing services.

•

Agreed to issue 300,000 shares of common stock to a consultant in cancellation of a consulting agreement to provide investor communication and public relations services to the Company.

•

Agreed to issue 500,000 shares of common stock to a consultant to provide corporate financing services to the Company until June 30, 2009.  In addition, the Company agreed to issue a warrant to purchase 1,500,000 shares of common stock at $0.10 per share.  The warrant expires on June 28, 2011.

For the period from July 1, 2007 to August 8, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $400,000.  These promissory notes are convertible into shares of common stock at $0.13 per share.  In addition, the Company granted 1,200,000 shares of common stock to the lender.

•

Granted a warrant to a consultant to purchase 1,000,000 shares of common stock at $0.20 per share until July 25, 2011 and stock options to the consultant to purchase 750,000 shares of common stock at $0.20 per share.  The stock options vest in equal portions over a three year period and expire four years from the date of vesting.  The consultant also agreed to provide services to the Company as Chief Executive Officer and President.

•

Granted a warrant to a consultant to purchase 1,000,000 shares of common stock at $0.25 per share.  The warrant expires on July 31, 2011.

•

On August 8, 2007, the Company entered into a consulting agreement to purchase investor communications and public relations services until August 7, 2008.  As consideration for these services, the Company agreed to issue 600,000 shares of common stock to the consultant.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

At June 30, 2007, the Company had not repaid or negotiated a further extension of the maturity date of June 30, 2006 for $20,012 of promissory notes.  The Company has failed to make any additional payments of principal or interest.  As at August 3, 2007, the amount outstanding pursuant to this promissory note was $24,912 including accrued interest of $4,900.

At June 30, 2007, the Company had not repaid or negotiated a further extension of the maturity date of June 30, 2007 for promissory notes for $25,000 and $5,000.  As at August 3, 2007, the amount outstanding pursuant to these promissory notes was $31,011 including accrued interest of $1,011.

At June 30, 2007, the Company had not repaid or negotiated a further extension of the maturity date of June 30, 2007 for $93,861 (C$100,000) of promissory notes.  As at July 31, 2007, the amount outstanding pursuant to these promissory notes was $100,549 (C$107,266) including accrued interest of $6,811 (C$7,266).

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE

ITEM 6.

EXHIBITS

Exhibit

 10.1

Termination of Independent Consulting Agreement dated May 24, 2007

Exhibit

 10.2

Consulting Agreement dated June 28, 2007

Exhibit

 10.3

Amendment to Consulting Agreement dated July 25, 2007

Exhibit

 10.4

Consulting Agreement dated August 1, 2007

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

Chairman of the Board

Dated: August 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   Edward Munden

Edward Munden

Chairman of the Board

(principal executive officer)

Dated: August 13, 2007

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: August 13, 2007