Form 10QSB
period 2007-09-30
BLINK LOGIC, INC.
filed 2007-11-19
CIK 81350

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended September 30, 2007

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT  For the transition period from _________ to _________

BLINK LOGIC INC.

(Exact Name of Small Business Registrant as Specified in its Charter)

NEVADA	001-05996	91-0835748
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1038 Redwood Highway, Mill Valley, CA	94941
(Address of principal executive offices)	(Zip Code)

(415) 389-1625

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 9, 2007, 45,997,224 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☑

SEC 2334 (11-06)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Consolidated Condensed Balance Sheets as of September 30, 2007

and December 31, 2006

4

Consolidated Condensed Statements of Operations for the Three Month

and Nine Month Periods Ended September 30, 2007 and 2006

5

Consolidated Condensed Statements of Cash Flows for the Nine Month

Periods Ended September 30, 2007 and 2006

6

Notes to Consolidated Condensed Financial Statements

7

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

35

ITEM 3.

Controls and Procedures

43

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

44

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

44

ITEM 3.

Defaults Upon Senior Securities

47

ITEM 4.

Submission of Matters to a Vote of Security Holders

47

ITEM 5.

Other Information

47

ITEM 6.

Exhibits

47

Signatures

48

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BLINK LOGIC INC.

Three and nine months ended September 30, 2007 and 2006

BLINK LOGIC INC.

Consolidated Condensed Balance Sheets

September 30, 2007 and December 31, 2006

(In U.S. dollars)

_______________________________________________________________________________________________________

September 30,

December 31,

2007

2006

_______________________________________________________________________________________________________

(Unaudited)

Assets

Current assets:

Cash and cash equivalents

$

3,350,793

$

23,157

Accounts receivable

117,569

105,131

Investment tax credits receivable

184,581

127,792

Contracts in process

2,218

-

Prepaid expenses (note 7(b)

176,118

237,185

_______________________________________________________________________________________________________

3,831,279

493,265

Deferred charges (note 4(e))

49,862

-

Property and equipment

13,555

4,550

_______________________________________________________________________________________________________

$

3,894,696

$

497,815

________________________________________________________________________________________________________

Liabilities and Stockholders’ Equity (Deficiency)

Current liabilities:

Accounts payable

311,498

237,463

Accrued liabilities

479,864

474,157

Promissory notes payable (note 4)

100,523

112,620

Promissory notes payable to a related party (note 5)

-

180,625

Deferred revenue

64,615

39,044

_______________________________________________________________________________________________________

956,500

1,043,909

Promissory notes payable (note 4)

1,342,188

-

Stockholders’ equity (deficiency):

Common stock, $0.001 par value. Authorized 300,000,000;

   issued and outstanding 37,933,435 shares at September 30,

   2007 and 30,730,549 shares at December 31, 2006 (note 7)

37,934

30,731

Common stock to be issued for services and other obligations;

8,063,789 shares at September 30, 2007 and 175,547 shares at

December 31, 2006 (notes 4 and 5)

950,929

29,050

Additional paid-in capital

10,977,317

6,683,592

Accumulated other comprehensive loss

(339,670)

(201,925)

Deficit

(10,030,502)

(7,087,542)

_______________________________________________________________________________________________________

1,596,008

(546,094)

Basis of presentation (note 2(a))

Guarantees and commitments (note 10)

Subsequent events (note 13)

_______________________________________________________________________________________________________

$

3,894,696

$

497,815

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

BLINK LOGIC INC.

Consolidated Condensed Statements of Operations

Three and nine months ended September 30, 2007 and 2006

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

2006

2007

2006

________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

(restated -

(restated -

(note 14))

(note 14))

Revenues:

Products

$

26,857

$

24,845

$

126,485

$

65,363

Services

47,938

147,219

201,319

342,188

________________________________________________________________________________________________________________

74,795

172,064

327,804

407,551

Cost of revenues:

Cost of products

-

-

977

7,990

Cost of services

15,589

24,597

53,448

82,087

________________________________________________________________________________________________________________

15,589

24,597

54,425

90,077

________________________________________________________________________________________________________________

Gross profit

59,206

147,467

273,379

317,474

Expenses:

General and administrative (note 7(b))

451,389

163,451

1,337,926

1,151,303

Research and development (notes 7(b) & 8)

228,874

123,575

486,358

382,019

Sales and marketing (note 7(b))

224,683

160,884

484,502

456,776

Depreciation of property and equipment

1,570

1,128

3,800

6,463

________________________________________________________________________________________________________________

906,516

  449,038

2,312,586

1,996,561

________________________________________________________________________________________________________________

(847,310)

(301,571)

(2,039,207)

(1,679,087)

Other income (expenses):

Interest income

-

-

3,395

-

Interest expense

(565,760)

(55,928)

(772,796)

(423,780)

Loss on extinguishment and modification

of debt (note 4(a))

(47,618)

-

(47,618)

(550,743)

       Loss on re-pricing of warrants (note 7(b)(i))

(65,306)

-

(65,306)

-

       Foreign exchange loss

(17,083)

(2,541)

(21,428)

(10,842)

________________________________________________________________________________________________________________

(695,767)

(58,469)

(903,753)

(985,365)

________________________________________________________________________________________________________________

Net loss

(1,543,077)

(360,040)

(2,942,960)

(2,664,452)

Other comprehensive loss:

Currency translation adjustment (note 3)

(49,527)

1,531

(137,745)

(12,793)

________________________________________________________________________________________________________________

Comprehensive loss

$

(1,592,604)

$

(358,509)

$

(3,080,705)

$

(2,677,245)

_________________________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 9)

$

(0.04)

$

(0.01)

$

(0.09)

$              (0.10)

_________________________________________________________________________________________________________________

Weighted-average number of common shares

    outstanding

36,076,865

29,149,549

33,705,387

26,333,044

_________________________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated condensed financial statements.

BLINK LOGIC INC.

Consolidated Condensed Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_________________________________________________________________________________________________________________

Nine months

Nine months

ended

ended

September 30,

September 30,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(restated -

     (note 14))

Cash flows from operating activities:

Net loss

$

(2,942,960)

$

(2,664,452)

Items not involving cash:

Depreciation of property and equipment

3,800

6,463

Interest expense

745,097

423,358

Stock-based compensation

595,115

169,293

Consulting fees

545,217

    758,597

Financing fees

63,762

18,811

Loss on re-pricing of warrants

65,306

-

Loss on extinguishment and modification of debt

47,618

550,743

Change in non-cash operating working capital

 36,408

194,079

_________________________________________________________________________________________________________________

Net cash used in operating activities

(840,637)

(543,108)

Cash flows from investing activities:

Purchase of property and equipment

(11,985)

(4,065)

_________________________________________________________________________________________________________________

Cash used in investing activities

(11,985)

(4,065)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable

4,531,000

275,000

Repayments of promissory notes payable

(325,000)

(45,988)

Proceeds from promissory notes payable to a related party

58,708

71,630

Share issuance costs

-

(450)

Share subscriptions received

-

175,000

_________________________________________________________________________________________________________________

Net cash provided by financing activities

4,264,708

475,192

Effects of exchange rates on cash and cash equivalents

(84,450)

(7,980)

_________________________________________________________________________________________________________________

Net decrease in cash and cash equivalents

3,327,636

(79,961)

Cash and cash equivalents, beginning of period

23,157

85,802

_________________________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

3,350,793

$

5,841

_________________________________________________________________________________________________________________

Supplemental information to Consolidated Condensed Statements of Cash Flows:

For the nine months ended September 30, 2007, the Company paid $27,699 in interest (Nine months ended September 30, 2006 - $625).

See accompanying notes to unaudited interim period consolidated condensed financial statements.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

1.

General:

Blink Logic Inc. (the “Company”) was incorporated in the State of Washington on June 5, 1968 as Quad Metals Corporation (“Quad”).  Quad became a Nevada incorporated company on December 11, 2002 when it merged with its wholly-owned subsidiary.  The Company was renamed to DataJungle Software Inc. on November 18, 2003.  Effective November 2, 2007, DataJungle Software Inc. changed its name to Blink Logic Inc.  The name change to Blink Logic Inc. was effected by forming Blink Logic Inc., a wholly owned subsidiary of DataJungle Software Inc., and having Blink Logic Inc. merge into DataJungle Software Inc.

The Company develops and markets a web-based front-end dashboard software product for leading business intelligence platforms.  The product allows an end-user to create visual and interactive dashboard views on top of their existing databases and data cubes without significant involvement from specialized software programmers.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements as at and for the year ended December 31, 2006.

The consolidated condensed financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated condensed financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the nine months ended September 30, 2007 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2007.  Moreover, these consolidated condensed financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2006.

The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues and has incurred a loss of $2,942,960 for the nine months then ended.  As of September 30, 2007, the Company has an accumulated deficit of $10,030,502 and negative cash flows from operating activities for the nine months then ended of $840,637.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  To date, the Company has been able to finance its operations from investors who recognize the advancement of the Company’s activities.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 2

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of debt and equity and renegotiating the repayment terms of accounts payable, accrued liabilities and promissory notes payable.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s financial position and or results of operations and may result in ceasing operations.  The consolidated condensed financial statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

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

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 3

Three and nine months ended September 30, 2007 and 2006

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

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 4

Three and nine months ended September 30, 2007 and 2006

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

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 5

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable:

_________________________________________________________________________________________________________________

September 30,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

Promissory note, payable on June 30, 2006, bearing interest

   at 12% per annum, secured by an assignment of accounts

   receivable (note 4(a))

$

-

$

20,012

Promissory notes, payable on demand, bearing interest at

   10% per annum, secured by an assignment of accounts

   receivable and a floating charge on all assets of the

Company (note 4(b))

-

20,000

Promissory note, payable on December 31, 2007, denominated in

Canadian dollars (C$100,000) bearing interest at 12% per

   annum, secured by an assignment of investment tax credits

   receivable (note 4(c))

100,523

72,608

Promissory note, payable on August 5, 2009, bearing interest at 10% per annum, unsecured (note 4(d))

24,296

-

Debentures, payable on September 28, 2009, non-interest

bearing, secured by a floating charge on all assets of the

Company (note 4(e))

1,317,892

-

________________________________________________________________________________________________________________

$

1,442,711

$

112,620

Less promissory notes classified as long-term

1,342,188

-

________________________________________________________________________________________________________________

$

100,523

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

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 6

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.  Promissory notes payable (continued):

(a)

Accrued interest of $Nil (December 31, 2006 - $4,085) has been included in accrued liabilities at September 30, 2007.

On September 28, 2007, the lender agreed to convert the $20,012 promissory note and accrued interest of $5,881 into 258,927 shares of common stock of the Company and a warrant to purchase 129,463 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.  Under the original terms of conversion, the lender would have received 129,464 shares of common stock of the Company and a warrant to purchase 64,732 shares of common stock of the Company at $0.30 per share until December 31, 2010.  On September 28, 2007, the fair value of the additional 129,463 shares of common stock of the Company was $34,955.  On the same date, the fair value of the 64,731 additional warrants was $12,663 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.1%; expected volatility of 115%; and an expected life of 3.5 years.  As a consequence, the Company recognized a loss of $47,618 on the extinguishment of the promissory note.

On September 28, 2007, the intrinsic value of the warrants issued on conversion of the promissory note was $6,036.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense for the three months ended September 30, 2007.

(b)  On October 12, 2006, the Company received cash consideration of $20,000 in exchange for the issuance of a 10% demand promissory note.  The promissory note and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.  At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $17,974.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory note was accreted to its face value through a charge to interest expense of $17,974 for the three months ended December 31, 2006.

On March 16, 2007, the lender assigned the $20,000 promissory note to other parties and the other parties agreed to convert the promissory note into 200,000 shares of common stock of the Company and warrants to purchase 100,000 shares of common stock of the Company in accordance with the original conversion provisions.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 7

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(b)

During the period from January 1, 2007 to September 30, 2007, the Company received cash consideration of $111,000 from the lender in exchange for the issuance of 10% demand promissory notes.  The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

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

On August 29, 2007, the lender assigned $55,000 of the promissory notes together with accrued interest of $1,964 to a corporation controlled by a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the $55,000 of promissory notes together with accrued interest of $2,416 into 574,164 shares of common stock of the Company and a warrant to purchase 287,082 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

On September 28, 2007, the intrinsic value of the warrants issued on conversion of the $55,000 of promissory notes was $13,872.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense for the three months ended September 30, 2007.

On September 28, 2007, the lender agreed to convert the remaining $56,000 of promissory notes together with accrued interest of $3,362 into 593,622 shares of common stock of the Company and a warrant to purchase 296,811 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

 (c)

On December 22, 2006, the Company received cash consideration of $86,333 (C$100,000) in exchange for the issuance of a 12% promissory note.  $84,475 (C$90,000) of the promissory note was due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest was due on June 30, 2007.  On August 27, 2007, the lender agreed to extend the maturity date of the promissory note to December 31, 2007.  There was no accounting impact of the extension of the maturity date of the promissory note.

As consideration for services rendered arranging the promissory note, the Company paid the lender a fee of $8,633 (C$10,000) in December 2006.  Of this amount, $416 (C$474) was included as a charge to interest expense for the three months ended December 31, 2006 and the balance of $8,217 (C$9,526) was included as a charge to interest expense for the six months ended June 30, 2007.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 8

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(c)

In addition, the Company agreed to grant 100,000 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $72,393 (C$83,853) of the cash consideration received by the Company has been allocated to the promissory note and $13,940 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.  The promissory note was accreted to its face value through a periodic charge to interest expense over the period to June 30, 2007.  In 2006, $671 (C$765) was charged to interest expense pursuant to this accretion.  The balance of $13,571 (C$15,382) was   charged to interest expense pursuant to this accretion for the six months ended June 30, 2007.

Accrued interest of $9,509 (December 31, 2006 - $254) has been included in accrued liabilities at September 30, 2007.

(d)

On August 6, 2007, the Company received cash consideration of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.13 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.

As consideration for the advance of funds to the Company by the lender, the Company agreed to grant 450,000 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $97,433 of the cash consideration received by the Company has been allocated to the promissory notes and $52,567 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $75,644.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.

The promissory note is being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended September 30, 2007, $2,507 was charged to interest expense pursuant to this accretion.

(e)

On September 28, 2007, the Company received cash consideration of $3,500,000 in exchange for the issuance of $4,070,000 of non-interest bearing debentures maturing on September 28, 2009.  The debentures are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.15 per share.

As consideration for advance of the funds, the Company agreed to grant warrants to the lenders to purchase 20,350,000 shares of common stock of the Company at $0.28 per share.  The warrants expire on September 28, 2012.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 9

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(e)

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,307,341 of the cash consideration received by the Company has been allocated to the debentures and embedded derivatives and $2,192,659 has been allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures.

The debentures are being accreted to the face value of $4,070,000 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended September 30, 2007, $10,551 was charged to interest expense pursuant to this accretion.

The Company paid the lender a fee of $30,000 for arranging for the issuance of the debentures.  In addition, the Company incurred $20,000 in other charges in connection with the issuance of the debentures.  Of this amount, $138 was included as a charge to general and administrative expense for the three months ended September 30, 2007 and the balance of $49,862 has been included in deferred charges at September 30, 2007.

(f)

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

As consideration for the advance of funds to the Company by the lenders, the Company agreed to grant 750,000 shares of common stock of the Company to the lenders.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $162,388 of the cash consideration received by the Company was allocated to the promissory notes and $87,612 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.  The promissory notes are being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.

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

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 10

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(f)

through a periodic charge to interest expense over the period to maturity.  For the three months ended June 30, 2007, $726 was charged to interest expense pursuant to this accretion.

On September 28, 2007, the lenders agreed to convert the promissory notes and $3,740 of accrued interest into 1,951,844 shares of common stock of the Company.  On that date, the Company paid interest of $2,712 to the lenders.  As a consequence of the conversion, $212,456 was charged to interest expense pursuant to accretion on these promissory notes for the three months ended September 30, 2007.

(g)

On July 5, 2007, the Company received cash consideration of $250,000 in exchange for the issuance of a 10% promissory note maturing on July 5, 2009.  The promissory note and accrued interest is convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.13 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.

As consideration for the advance of funds to the Company by the lender, the Company agreed to grant 750,000 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $170,348 of the cash consideration received by the Company was allocated to the promissory notes and $79,652 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $79,652.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.

On September 28, 2007, the lender agreed to convert the promissory note into 1,923,077 shares of common stock of the Company.  On that date, the Company paid interest of $5,822 to the lender.  As a consequence of the conversion, $159,304 was charged to interest expense pursuant to accretion on the promissory note for the three months ended September 30, 2007.

(h)

On September 5, 2007 and September 12, 2007, the Company received cash consideration of $125,000 and $200,000 in exchange for the issuance of 10% promissory notes maturing on November 30, 2007.

As consideration for the advance of funds to the Company by the lenders, the Company agreed to grant 975,000 shares of common stock of the Company to the lenders.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $213,058 of the cash consideration received by the Company was allocated to the promissory notes and $111,942 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.  The promissory notes are being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.

On September 28, 2007, the Company repaid the promissory notes together with accrued interest of $1,664 to the lenders.  As a consequence of this repayment, $111,942 was charged to interest expense pursuant to accretion on the promissory notes for the three months ended September 30, 2007.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 11

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

4.

Promissory notes payable (continued):

(i)

On April 2, 2007, the Company received cash consideration of $30,000 in exchange for the issuance of 10% promissory notes maturing on June 30, 2007.  In September 2007, the lenders agreed to convert the promissory notes together with accrued interest of $1,299 into 334,655 shares of common stock of the Company.

5.

Promissory notes payable to a related party:

_________________________________________________________________________________________________________________

September 30,

December 31,

2007

2006

_________________________________________________________________________________________________________________

   (Unaudited)

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$48,000), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 5(a))

$

-

$

41,188

Promissory notes, payable on demand, denominated in

  Canadian dollars (C$216,500), bearing interest at 10% per

  annum compounded annually, secured by an assignment of

  accounts receivable (note 5(b)).

-

139,437

_________________________________________________________________________________________________________________

$

-

$

180,625

_________________________________________________________________________________________________________________

The promissory notes payable to a related party were payable to Capital House Corporation and were secured by a general security agreement representing a first floating charge on all of the assets of the Company.

Additional terms and conditions related to the promissory notes payable to a related party were as follows:

(a)

Accrued interest of $Nil (December 31, 2006 - $4,477) has been included in accrued liabilities at September 30, 2007.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 12

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable to a related party (continued):

(a)

 On August 29, 2007, the lender assigned $38,661 (C$41,000) of the promissory notes together with accrued interest of $6,747 (C$7,155) to a corporation controlled by a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the promissory note together with accrued interest of $7,469 (C$7,492) into 241,712 shares of common stock of the Company and a warrant to purchase 241,712 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

On September 28, 2007, the lender agreed to convert the remaining $6,978 (C$7,000) promissory note together with accrued interest of $1,285 (C$1,289) into 41,315 shares of common stock of the Company and a warrant to purchase 41,315 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

(b)

During the nine months ended September 30, 2007, the Company received an additional $45,967 (C$54,000) in cash consideration from the lender in exchange for the issuance of 10% demand promissory notes.

Accrued interest of $Nil (December 31, 2006 - $3,347) has been included in accrued liabilities at September 30, 2007.

The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.10 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $0.30 per share and expires on December 31, 2010.

The conversion feature of the promissory notes issued was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $45,967.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount had been recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $45,967 for the nine months ended September 30, 2007.

On August 29, 2007, the lender assigned $147,572 (C$156,500) of the promissory notes together with accrued interest of $16,962 (C$17,988) to a corporation controlled by a director of the Company and a $4,715 (C$5,000) promissory note together with accrued interest of $368 (C$390) to a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the $156,016 (C$156,500) of promissory notes together with accrued interest of $19,214 (C$19,274) into 1,691,431 shares of common stock of the Company and a warrant to purchase 845,715 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.  On September 28, 2007, the director of the Company agreed to convert the $4,985 (C$5,000) promissory note together with accrued interest of $387 (C$389) into 53,723 shares of common stock of the Company and a warrant to purchase 26,861 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 13

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Promissory notes payable to a related party (continued):

(b)

On September 28, 2007, the lender or assignees agreed to convert the remaining $61,808 (C$62,000) of promissory notes together with accrued interest of $6,636 (C$6,659) into 643,130 shares of common stock of the Company and a warrant to purchase 342,222 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

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

On August 29, 2007, the lender assigned the promissory note and accrued interest to a corporation controlled by a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the promissory note into 132,159 shares of common stock of the Company and a warrant to purchase 66,080 shares of common stock of the Company at $0.30 per share.  The warrant expires on December 31, 2010.

On September 28, 2007, the intrinsic value of the warrants issued on conversion of the promissory note was $2,988.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense for the three months ended September 30, 2007.

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

At September 30, 2007, there were 582,391 additional shares available for grant under the Plan.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 14

Three and nine months ended September 30, 2007 and 2006

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

During the nine months ended September 30, 2007, 750,000 stock options were granted to an officer and director and 730,000 stock options were granted to other employees.  During the nine months ended September 30, 2006, 1,100,000 stock options were granted to officers and directors and 495,000 stock options were granted to other employees.

The per share weighted-average fair value of the stock options granted during the three months ended September 30, 2007 and 2006 has been calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006
	(Unaudited)	(Unaudited)
Options granted	1,480,000	Nil
Expected volatility	120.25%	-
Expected dividends	Nil	-
Expected term (years)	4	-
Risk-free rate	4.49%	-
Per share weighted average grant date fair value	$0.11	-

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 15

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

A summary of amounts recognized in the consolidated condensed financial statements with respect to the Plan is as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amounts recorded as expense, before income tax benefit	$17,589	$30,066	$88,298	$169,263
Amount of related income tax benefit recognized in loss	-	-	-	-

A summary of share option activity under the Plan as of September 30, 2007 and changes during the nine months then ended is presented below:

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

_____________________________________________________________________________________________________

Options outstanding, January 1, 2007

3,765,090

$

0.36

 4.4

Expired

    (77,481)

0.50

    -

Granted

1,480,000

0.20

 5.9

Exchanged for warrants

  (750,000)

0.42

    -

_________________________________________________________________________________________________________________

Options outstanding, September 30, 2007

4,417,609

$

0.29

 4.4

$210,871

_________________________________________________________________________________________________________________

Options exercisable, September 30, 2007

2,132,109

$

0.38

 3.1

$  82,921

_________________________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 16

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

The following table summarizes information about stock options outstanding at September 30, 2007:

___________________________________________________________________________________________________________

Options outstanding

            Options exercisable

                                   (Unaudited)                                         (Unaudited)

Weighted

Number

average

 Number

Exercise

outstanding

remaining

exercisable

Exercise

price

at 9/30/07

contractual term

at 9/30/07

price

___________________________________________________________________________________________________________

$

0.01

180,150

0.9 years

180,150

$0.01

0.15

358,759

2.9 years

218,759

0.15

0.18

50,000

4.9 years

20,000

0.18

0.20

1,340,000

5.9 years

-

0.20

0.25

1,145,000

4.3 years

412,500

0.25

0.31

75,000

3.9 years

51,000

0.31

0.40

83,700

3.8 years

83,700

0.40

0.43

35,000

3.4 years

23,500

0.43

0.51

1,000,000

3.7 years

1,000,000

0.51

0.60

75,000

3.5 years

75,000

0.60

0.65

50,000

3.5 years

50,000

0.65

0.75

25,000

3.2 years

17,500

0.75

___________________________________________________________________________________________________________

4,417,609

4.4 years

2,132,109

$0.38

___________________________________________________________________________________________________________

At September 30, 2007, there was $218,914 (September 30, 2006 - $224,822) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately 1.5 years.

7.

Stockholders’ deficiency;

(a)

Common stock transactions:

During the nine months ended September 30, 2007, the Company issued 7,202,886 shares of common stock pursuant to the transactions described below:

On September 5, 2007, the Company issued 513,231 shares of common stock to a consultant as payment for $48,000 of services provided to the Company (note7(b)(ix).

In September 2007, the Company issued 334,655 shares of common stock on the conversion of $31,299 of promissory notes and accrued interest (note 4(i)).

During the three months ended September 30, 2007, the Company issued 2,925,000 shares of common stock pursuant to the terms of promissory notes (notes 4(d), 4(f), 4(g) and 4(h)).

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 17

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued);

(a)

Common stock transactions (continued):

On August 8, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of twelve months.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant (note 7(b)(ii)).

On July 25, 2007, the Company issued 500,000 of common stock pursuant to the terms of a consulting agreement (note 7(b)(i)).

On July 13, 2007, the Company issued 300,000 shares of common stock to a consultant as payment for services (note 7(b)(viii).

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

On February 9, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 750,000 shares of common stock to the consultant (note 7(b)(vii)).

On January 11, 2007, the Company issued 100,000 shares of common stock pursuant to the terms of a promissory (note 4(c)).

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant (note 7(b)(vi)).

During the nine months ended September 30, 2007, no share issuance costs (nine months ended September 30, 2006 - $450) were incurred and recorded as a charge to additional paid-in capital.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 18

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

 (b)   Warrants and common stock pursuant to consulting agreements and other obligations:

(i)

On June 28, 2007, the Company entered into an agreement with a consultant, who was subsequently appointed President and Chief Executive Officer of the Company, to provide corporate finance services to the Company until June 30, 2009.  As consideration for these services, the Company agreed to pay the consultant $7,500 for the month of June 2007 and $7,500 per month commencing when the Company had raised $500,000 in financing.  Once the Company had raised $2,100,000 in financing, the fee to the consultant would increase to $15,000 per month.  In July 2007, the Company raised $500,000 and by September 2007, the Company raised $2,100,000 in financing.

In addition, the Company agreed to issue 500,000 shares of common stock to the consultant and a warrant to purchase 1,500,000 shares of common stock at $0.10 per share until June 28, 2011.  The fair value of the 500,000 shares of common stock was estimated at $65,000 on the date of the agreement.  Of the total estimated fair value, $178 was included in general and administrative expense for the three months ended June 30, 2007 and the balance of $64,822 has been included in general and administrative expenses for the three months ended September 30, 2007.  The fair value of the warrant was calculated as $157,501 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 5.02%; expected volatility of 116%, and an expected life of 4 years.  Of this amount, $216 was included in general and administrative expense for the three months ended June 30, 2007 and the balance of $157,285 has been included in general and administrative expense for the three months ended September 30, 2007.

Pursuant to the terms of the consulting agreement described above, the Company agreed to reduce the exercise price on 2,973,167 Class C warrants from $0.30 per share to $0.10 per share once the Company had raised $500,000 in financing.  On July 5, 2007, the Company reduced the exercise price on the 2,973,167 Class C warrants from $0.30 per share to $0.10 per share.  As a consequence, the Company recognized a loss of $65,306 on the reduction of the price of the Class C warrants from $0.30 per share to $0.10 per share.

On July 25, 2007, the Company agreed to modify the consulting agreement and appointed the consultant as President and Chief Executive Officer of the Company.  Pursuant to this modification, the Company agreed to issue a fully vested warrant to the consultant to purchase 1,000,000 shares of common stock of the Company at $0.20 per share and stock options to purchase 750,000 shares of common stock at $0.20.  The warrant expires on July 25, 2011.  The stock options vest over the period to July 25, 2010 and expire at various dates to July 25, 2014.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 19

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

 (b)   Warrants and common stock pursuant to consulting agreements (continued):

(i)

The fair value of the warrant was calculated as $50,316 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.74%; expected volatility of 115%, and an expected life of 2 years.  The fair value of $50,316 has been included in general and administrative expense for the three months ended September 30, 2007.

 (ii) On August 8, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until August 7, 2008.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant.  The fair value of the 600,000 shares of common stock was estimated at $90,000 on August 8, 2007.  Of the total estimated fair value, $13,068 has been included in general and administrative expenses for the three months ended September 30, 2007 and $76,932 has been included in prepaid expenses at September 30, 2007.  The balance in prepaid expenses will be recognized as an expense on a straight-line basis as services are rendered from October 1, 2007 to August 7, 2008.

(iii)

On August 1, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer until July 31, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a fully vested warrant to purchase 1,000,000 shares of common stock of the Company at $0.25 per share.  The warrant expires on July 31, 2011.  The fair value of the warrant was calculated as $80,556 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 114%, and an expected life of 2 years.  The fair value of $80,556 has been included in research and development expense for the three months ended September 30, 2007.  In October 2007, the fee to the consultant was increased to $15,000 per month.

(iv)

On August 14, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Executive Vice President Sales until August 15, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 1,000,000 shares of common stock of the Company at $0.25 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.  The fair value of the warrant was calculated as $83,096 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.17%; expected volatility of 124%, and an expected life of 2.5 years.  Of this amount, $9,078 has been included in sales and marketing expense for the three months ended September 30, 2007.  In October 2007, the fee to the consultant was increased to $15,000 per month.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 20

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

 (b)   Warrants and common stock pursuant to consulting agreements (continued):

(v)

On August 15, 2007, the Company entered into an agreement with a consultant in Canada to provide services consistent with that of Chief Marketing Officer until August 15, 2008.  As consideration for these services, the Company agreed to pay the consultant C$10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 1,000,000 shares of common stock of the Company at $0.25 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.  The fair value of the warrant was calculated as $83,169 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.29%; expected volatility of 124%, and an expected life of 2.5 years.  Of this amount, $10,482 has been included in sales and marketing expense for the three months ended September 30, 2007.  In October 2007, the fee to the consultant was increased to C$15,000 per month.

(vi) On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 600,000 shares of common stock to the consultant.  The fair value of the 600,000 shares of common stock was estimated at $120,000 on January 10, 2007.  Of the total estimated fair value, $57,803 was included in general and administrative expenses for the six months ended June 30, 2007 and $31,098 has been included in general and administrative expenses for the three months ended September 30, 2007.  The balance of $31,099 has been included in prepaid expenses at September 30, 2007 and will be recognized as an expense on a straight-line basis as services are rendered from October 1, 2007 to December 31, 2007.

(vii)

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

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 21

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements (continued):

(vii)

estimated fair value, $122,596 was included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $4,904 was included in general and administrative expenses for the three months ended June 30, 2007.

(viii) On December 12, 2006, the Company entered into a service agreement to purchase investor relations and communications services for a twelve month period.  As   compensation for these services, the Company agreed to issue a warrant for the purchase of 155,000 shares of common stock of the Company at $0.30 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company could elect to make the monthly payments in cash and shares of common stock calculated at a price of $0.15 per share provided that the cash component of each monthly payment is at least $5,000.

The fair value of the 155,000 warrants was calculated as $22,574 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 107%, and an expected life of 4.05 years.  Of this amount, $1,175 was included in general and administrative expense for the year ended December 31, 2006 and $5,567 was included in general and administrative expenses for the three months ended March 31, 2007.  In July 2007, the service agreement was cancelled and the service provider agreed to forfeit the 155,000 warrants.  As a consequence, the balance of $15,832 was included in general and administrative expense for the three months ended June 30, 2007.

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

In January 2007, the consultant agreed to modify the payment terms of the agreement to allow the Company to make monthly payments of $10,000 entirely in shares of common stock for a five month period commencing on January 12, 2007.  For the period from January 12 to April 12, 2007, the Company was obligated to issue 266,667 shares of common stock pursuant to this modification.  The estimated fair value of the common stock was $52,999.  Of this amount, $36,444 was included in general and administrative expense for the three months ended March 31, 2007 and $16,555 was included in general and administrative expenses for the three months ended June 30, 2007.  In July 2007, the service agreement was cancelled and the service provider agreed to forfeit any fees for services subsequent to April 12, 2007.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 22

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements (continued):

(ix)

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

The fair value of the 1,500,000 shares of common stock was estimated at $300,000 on the date the shares were issued.  On May 24, 2007, the consultant agreed to cancel the consulting agreement and forfeit any shares owing under the anti-dilution provisions.  On that date, the Company was obligated to issue an additional 157,585 shares of common stock pursuant to the anti-dilution provisions with an estimated fair value of $28,978.  Of the total estimated fair value of $328,979 at May 24, 2007, $122,146 was included in general and administrative expenses for the year ended December 31, 2006 and $88,012 was included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $118,821 was included in general and administrative expenses for the three months ended June 30, 2007.   In addition, the consultant agreed to terminate the cash payments at May 31, 2007.  On that date, the Company was obligated to pay $48,000 to the consultant for unpaid fees from October 1, 2006 to May 31, 2007.  The Company agreed to pay these fees to the consultant on the earliest of December 31, 2007 or within five days of the Company raising $1.5 million in financing.  On September 5, 2007, the Company issued 513,231 shares of common stock as payment for the obligation of $48,000.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 23

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(c)   Warrants pursuant to other obligations:

(i)  On September 10, 2007, three employees of the Company agreed to release the Company from an obligation to pay approximately $201,681 of unpaid salary, bonuses, commissions and vacation pay in exchange for a cash payment of $22,500 and the issuance of a warrant to purchase 300,000 shares of common stock of the Company at $0.15 per share to each of the three employees.  The warrant expires on September 10, 2011.  On the date of issue, the fair value of the warrants was calculated as $107,304 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  For the three months ended September 30, 2007, $107,304 has been included in general and administrative expense with respect to the issuance of the warrants.

(ii) On September 10, 2007, the Company cancelled 500,000 fully vested stock options with an exercise price of $0.51 per share and 250,000 stock options that had not fully vested with an exercise price of $0.25 per share held by a director of the Company.  On the same date, the director was issued a fully vested warrant to purchase 500,000 shares of common stock of the Company at $0.51 per share and a fully vested warrant to purchase 250,000 shares of common stock of the Company at $0.25 per share.  Each of the warrants expire on September 10, 2011.  On the date of issue, the fair value of the warrant to purchase 500,000 shares of common stock of the Company was calculated as $47,405 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  On the same date, the fair value of the 500,000 fully vested stock options was $43,721 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  As a consequence, the Company has included a charge of $3,684 to general and administrative expense for the three months ended September 30, 2007.  On the date of issue of the warrant to purchase 250,000 shares of common stock of the Company, the unrecognized compensation cost related to the 250,000 stock options that had not fully vested was $22,896.  As a consequence, the Company has included a charge of $22,896 to general and administrative expense for the three months ended September 30, 2007.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 24

Three and nine months ended September 30, 2007 and 2006

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

2006

2007

2006

_________________________________________________________________________________________________________________

   (Unaudited)

   (Unaudited)

(Unaudited)

(Unaudited)

Costs incurred

$

239,228

$

132,845

$

517,773

$

409,670

Investment tax credits

(10,354)

(9,270)

(31,415)

(27,651)

_________________________________________________________________________________________________________________

$

228,874

$

   123,575

$

486,358

$

382,019

_________________________________________________________________________________________________________________

9.

Net loss per common share:

As the Company incurred a net loss during the nine months ended September 30, 2007 and 2006, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following securities could potentially dilute net loss per common share for the periods presented:

_________________________________________________________________________________________________________________

Nine months

Nine months

ended

ended

September 30,

September 30,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Options to purchase common stock

4,417,609

3,715,090

Conversion of promissory notes

28,287,179

1,030,545

Warrants to be issued on the conversion of promissory notes

-

1,777,210

Exercise of Series A warrants

200,000

200,000

Exercise of Series C warrants

2,973,167

2,973,167

Exercise of Series D warrants

1,683,589

1,683,589

Exercise of Series E warrants

1,500,000

-

Exercise of Series F warrants

1,000,000

-

Exercise of Series G warrants

900,000

-

Exercise of Series H warrants

500,000

-

Exercise of Series I warrants

250,000

-

Exercise of other warrants

26,840,521

-

Common stock to be issued pursuant to consulting agreements

-

35,211

_________________________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 25

Three and nine months ended September 30, 2007 and 2006

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of September 30, 2007 and December 31, 2006.

(b)  Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space that expires on December 31, 2007.  The future minimum lease payments, including operating costs, are approximately as follows: 2007 -$18,662.  Rent expense for operating leases for the three months ended September 30, 2007 and 2006 was $25,366 and $24,332, respectively.  Rent expense for the nine months ended September 30, 2007 and 2006 was $72,124 and $72,386 respectively.

Corporate finance services and executive management services

Pursuant to the terms of an agreement with the President and Chief Executive Officer of the Company, the Company is obligated to make monthly payments of $15,000 to June 30, 2009.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 26

Three and nine months ended September 30, 2007 and 2006

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

2006

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

(Unaudited)

(Unaudited)

United States

$

13,180

$

169,894

$

41,432

$

378,802

Canada

43,014

2,170

232,359

18,646

Europe

18,601

-

54,013

10,103

_________________________________________________________________________________________________________________

Total

$

74,795

$

172,064

$

327,804

$

407,551

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

September 30,

December 31,

2007

2006

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Canada

$

520,880

$

285,603

United States

3,373,816

212,212

_________________________________________________________________________________________________________________

Total

$

3,894,696

$

497,815

_________________________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 27

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

12.

Economic dependence:

Four of the Company’s customers account for 68% of revenue for the nine months ended September 30, 2007 (Nine months ended September 30, 2006 – three customers account for 81%).

13.  Subsequent events:

On October 4, 2007, a director of the Company resigned and forfeited options to purchase 50,000 shares of common stock of the Company at $0.25 per share.

On October 4, 2007, the Company paid a bonus of $50,000 to the President and Chief Executive Officer.

On October 4, 2007, the Company granted warrants to purchase 2,000,000 shares of common stock of the Company to each of the President and Chief Executive Officer, Chief Technology Officer, Chief Financial Officer, Executive Vice President Global Field Operations and Chief Marketing Officer.  The warrants have an exercise price of $0.30 per share and expire on September 30, 2011.  The warrants are exercisable as follows: 700,000 on December 31, 2007; 650,000 on June 30, 2008; and 650,000 on December 31, 2008.

On October 4, 2007, the Company granted a warrant to purchase 100,000 shares of common stock of the Company to a director of the Company.  The warrant is exercisable at $0.30 per share and expires on September 30, 2011.

On October 12, 2007, the Company issued 8,063,789 shares of common stock of the Company pursuant to the conversion of promissory notes.

On October 22, 2007, the Company granted warrants to purchase 2,500,000 shares of common stock of the Company to each of the Chief Technology Officer and Executive Vice President Global Field Operations.  The warrants have an exercise price of $0.30 per share and expire on October 31, 2011.  The warrants are exercisable as follows: 900,000 on March 31, 2008; 800,000 on September 30, 2008; and 800,000 on March 31, 2009.

On October 24, 2007, the Company granted stock options to employees to purchase 875,000 shares of common stock of the Company at $0.33 per share.  The stock options vest over a three year period to October 31, 2010 and expire at various dates up to October 31, 2014.

On October 24, 2007, the Company cancelled stock options held by the President and Chief Executive Officer to purchase 750,000 shares of common stock of the Company at $0.20 per share.  The options had a vesting period over three years to July 25, 2010 and expiry dates at various dates up to July 25, 2014.  On the same date the stock options were replaced with a fully vested warrant to purchase 750,000 shares of common stock of the Company at $0.20 per share.  The warrant expires on October 31, 2011.

Effective November 2, 2007, DataJungle Software Inc. changed its name to Blink Logic Inc.  The name change to Blink Logic Inc. was effected by forming Blink Logic Inc., a wholly owned subsidiary of DataJungle   Software Inc., and having Blink Logic Inc. merge into DataJungle Software Inc.

BLINK LOGIC INC.

Notes to Consolidated Condensed Financial Statements, page 28

Three and nine months ended September 30, 2007 and 2006

(In U.S. dollars)

_____________________________________________________________________________________________________________________

14.  Comparative figures:

Certain comparative figures have been restated to reflect the impact of the beneficial conversion feature on certain promissory notes.  The impact of this restatement is to increase interest expense and net loss for the three and nine months ended September 30, 2006 by $3,132 and $61,554, respectively and increase additional paid-in capital at September 30, 2006 by a similar amount.  The impact on net loss per share for the three and nine months ended September 30, 2006 was not material.

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

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America.  The significant accounting policies for the Company have been disclosed in the audited consolidated financial statements as at and for the year ended December 31, 2006 and discussed in Management’s Discussion and Analysis for the year then ended.

Results of Operations

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenue:  Revenue for the three months ended September 30, 2007 was $74,795 compared to $172,064 for the three months ended September 30, 2006.

Services revenue decreased from $147,219 in 2006 to $47,938 in 2007.  This decrease of approximately $99,000 results primarily from a decrease in revenue from a significant customer in 2007 compared to 2006.

Product revenue increased from $24,845 in 2006 to $26,857 in 2007.  This increase of approximately $2,000 results from a general increase in the average size of the two contracts in 2007 compared to the two contracts in 2006.

Gross profit:  Gross profit for the three months ended September 30, 2007 was $59,206 (79% of revenue) compared to $147,467 (86% of revenue) for the three months ended September 30, 2006.

In 2007, the gross profit on services was $32,349 (67% of services revenue) compared to $122,622 (83% of services revenue) in 2006.  The decrease in gross profit of approximately $90,000 in 2007 results primarily from a decrease in gross profit from a significant customer in 2007 compared to 2006.  On a percentage basis, the decrease in gross profit in 2007 results primarily from costs related to an initial contract with a customer in 2007 that required an additional labor component to complete.

In 2007, the gross profit on products was $26,857 (100% of product revenue) compared to $24,845 (100% of product revenue) in 2006.

General and administrative expenses:  General and administrative expenses for the three months ended September 30, 2007 were $451,389 compared to $163,451 for the three months ended September 30, 2006.  The increase in costs of approximately $288,000 includes the following significant items:

•

Decrease in compensation costs of approximately $126,400 in 2007 compared to 2006.  This decrease results primarily from an agreement in September 2007 by two members of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.

•

Increase in expenses of approximately $98,200 in 2007 resulting from the fair value of warrants to purchase 300,000 shares of common stock of the Company granted to two members of management in September 2007 and the accounting impact of exchanging 750,000 stock options held by a director for 750,000 warrants in September 2007.

•

Increase in consulting expense of approximately $273,900 in 2007 compared to 2006.  In 2007, we incurred fees and other benefits for a consultant of approximately $304,600 to provide financing services and services as President and Chief Executive Officer.  This was partially offset by our former President and Chief Executive Officer agreeing to release the Company from the obligation to pay all of his unpaid consulting fees of approximately $30,700 incurred by the Company in 2004.

•

Increase of approximately $18,100 in travel costs in 2007 compared to 2006 incurred primarily as a result of financing activities.

•

Increase in accounting fees of approximately $11,500 in 2007 compared to 2006 due a general fee increase and the level of financing of the Company.

•

Increase in telephone expenses of approximately $3,800 in 2007 compared to 2006 resulting primarily from our office in California.

•

Increase in bank charges of approximately $2,400 due to a fee charged for the extension of a loan.

•

Increase in rent of approximately $2,400 due to opening of an office in California in July 2007.

•

Net increase of approximately $4,100 in other general costs in 2007 compared to 2006.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended September 30, 2007 were $224,683 compared to $160,884 for the three months ended September 30, 2006.  The increase in costs of approximately $63,800 includes the following significant items:

•

Decrease in compensation costs for our employees in Canada of approximately $51,400 due to an agreement in September 2007 by a member of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.  In addition, two members of management were entitled to sales commissions in 2006 but not in 2007.

•

Decrease in stock compensation of approximately $4,200 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in expenses of approximately $31,000 in 2007 resulting from the fair value of warrants to purchase 300,000 shares of common stock of the Company granted to a member of management and the accounting impact of the fair value of warrants granted to a consultant.

•

Increase in consulting fees in Canada of approximately $11,800 in 2007 compared to 2006 due to the hiring of a consultant in August 2007 to perform the duties of Chief Marketing Officer.

•

Increase in compensation costs in the U.S. of approximately $53,100 in 2007 due to hiring of a consultant in August 2007 to perform the duties of Executive Vice President Global Field Operations, hiring of three support staff and the accounting impact of the fair value of warrants granted to the consultant.

•

Increase of approximately $22,300 in travel and related costs in 2007 due to travel to a Microsoft conference, costs related to relocation of an employee from Ontario, Canada to Newfoundland, Canada and a general increase in travel due to the expansion of our management team.

•

Increase in telephone expenses of approximately $3,000 in 2007 compared to 2006 due to the increase in the level of staff.

•

Net decrease in other costs in 2007 compared to 2006 of approximately $1,800.

Research and development expenses:  Research and development expenses for the three months ended September 30, 2007 were $228,874 compared to $123,575 for the three months ended September 30, 2006.  The increase in costs of approximately $105,300 includes the following significant items:

•

Decrease in compensation costs for our employees in Canada of approximately $30,300 due primarily to an agreement in September 2007 by a member of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.

•

Increase in expenses of approximately $17,900 in 2007 resulting from the fair value of warrants to purchase 300,000 shares of common stock of the Company granted to a member of management.

•

Decrease in stock compensation of approximately $8,100 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in compensation costs in the U.S. of approximately $100,500 in 2007 due to hiring of a consultant in August 2007 to perform the duties of Chief Technical Officer and the accounting impact of the fair value of warrants granted to the consultant.

•

Increase in the cost of contractors in 2007 of approximately $8,600 due to the use of an offshore development group in 2007 and services incurred for administration of our computer network.

•

Increase in other technical costs of approximately $4,600 in 2007 compared to 2006 due to the use of an outside data facility for a pilot of our product.

•

Increase in costs of approximately $11,100 due to a decrease in the cost of compensation transferred to cost of sales in 2007 compared to 2006.  This results from a decrease in the labor component of certain service contracts in 2007.

•

Increase in other miscellaneous costs of approximately $2,200 in 2007 compared to 2006.

The above changes in costs were offset by the following item:

•

Increase in research and development tax credits of $1,200 in 2007 compared to 2006 due to labor incurred on a mapping intelligence component to our Matrix product in 2007.

Interest expense:

Interest expense increased from $55,928 for the three months ended September 30, 2006 to $565,760 for the three months ended September 30, 2007.  This increase results primarily from the impact of the intrinsic value of beneficial conversion features on promissory notes and accretion of promissory notes to face value on conversion of promissory notes to common stock in September 2007.

Loss on extinguishment and modification of debt:

Loss on extinguishment and modification of debt was $47,618 for the three months ended September 30, 2007 compared to $Nil for the three months ended September 30, 2006.  The loss in 2007 resulted from the conversion of a promissory note to equity on terms more favorable than the original terms.

Loss on re-pricing of warrants:  Loss on re-pricing of warrants was $65,306 for the three months ended September 30, 2007 compared to $Nil for the three months ended September 30, 2006.  The loss in 2007 results from a reduction in July 2007 in the exercise price on 2,973,167 Class C warrants from $0.30 per share to $0.10 per share.

Net loss:

Net loss was $1,543,077 ($0.04 per share) for the three months ended September 30, 2007 compared to $360,040 ($0.01 per share) for the three months ended September 30, 2006.  Our revenue and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenue:  Revenue for the nine months ended September 30, 2007 was $327,804 compared to $407,551 for the nine months ended September 30, 2006.

Services revenue decreased from $342,188 in 2006 to $201,319 in 2007.  This decrease of approximately $141,000 results primarily from a decrease in revenue from a significant customer in 2007 compared to 2006.

Product revenue increased from $65,363 in 2006 to $126,485 in 2007.  This increase of approximately $61,000 results from a general increase in the number of product contracts sold from six in 2006 to ten in 2007.

Gross profit:  Gross profit for the nine months ended September 30, 2007 was $273,379 (83% of revenue) compared to $317,474 (78% of revenue) for the nine months ended September 30, 2006.

In 2007, the gross profit on services was $147,871 (73% of services revenue) compared to $260,101 (76%

of services revenue) in 2006.  The decrease in gross profit of approximately $112,000 in 2007 results primarily from a decrease in gross profit from a significant customer in 2007 compared to 2006.  The decrease in gross profit as a percentage of revenue results primarily from costs related to an initial contract with a customer in 2007 that required a significant labor component to complete.

In 2007, the gross profit on products was $125,508 (99% of product revenue) compared to $57,373 (88% of product revenue) in 2006.  The product sales in 2007 were primarily from existing customers and required no incremental costs to deliver.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2007 were $1,337,926 compared to $1,151,303 for the nine months ended September 30, 2006.  The increase in costs of approximately $186,600 includes the following significant items:

•

Decrease in compensation costs of approximately $90,300 in 2007 compared to 2006.  This decrease results primarily from an agreement in September 2007 by two members of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods partially offset by an increase in compensation in 2007 for our Chief Financial Officer.

•

Increase in expenses of approximately $98,200 in 2007 resulting from the fair value of warrants to purchase 300,000 shares of common stock of the Company granted to two members of management in September 2007 and the accounting impact of exchanging 750,000 stock options held by a director for 750,000 warrants in September 2007.

•

Decrease in stock compensation of approximately $21,100 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  The stock options granted to management in July 2007 resulted in minimal compensation cost for the nine months ended September 30, 2007.

•

Increase in consulting expense of approximately $65,300 in 2007 compared to 2006.  In 2007, we incurred costs for fees and other benefits for a consultant of approximately $312,400 to provide financing services and services as President and Chief Executive Officer and a net increase of $501,100 for investor relations and communication services in 2007.  This was offset by our former President and Chief Executive Officer agreeing to release the Company from the obligation to pay all of his unpaid consulting fees of approximately $30,700 incurred by the Company in 2004.  In addition, consulting expense in 2006 included $717,500 related to the cancellation of a consulting agreement and cancellation of the related warrants to purchase 3,000,000 shares of our common stock.

•

Increase in accounting fees of approximately $11,300 in 2007 compared to 2006 due to a general fee increase and the level of financing activity of the Company.

•

Increase in legal fees of approximately $33,200 in 2007 compared to 2006 due to costs incurred in expectation of closing a round of financing in June 2007.

•

Increase in financing fees of approximately $44,900 in 2007 compared to 2006 due to the financing arrangements in place in 2007.

•

Increase of approximately $27,300 in travel costs in 2007 compared to 2006 incurred primarily as a result of financing activities.

•

Increase of approximately $8,700 in bank charges in 2007 compared to 2006 resulting primarily from interest and penalties on arrears in certain statutory employee tax payments and a fee charged for an extension of a loan.

•

Increase in telephone expenses of approximately $3,700 in 2007 compared to 2006 resulting primarily from our office in California.

•

Increase in rent of approximately $2,400 due to opening of an office in California in July 2007.

•

Increase in other general costs of approximately $3,000 in 2007 compared to 2006.

Sales and marketing expenses:  Sales and marketing expenses for the nine months ended September 30, 2007 were $484,502 compared to $456,776 for the nine months ended September 30, 2006.  The increase in costs of approximately $27,700 includes the following significant items:

•

Decrease in compensation costs for our employees in Canada of approximately $49,800 due to an agreement in September 2007 by a member of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.  In addition, two members of management were entitled to sales commissions in 2006 but not in 2007.

•

Decrease in stock compensation of approximately $34,700 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in expenses of approximately $31,000 in 2007 resulting from the fair value of warrants to purchase 300,000 shares of common stock of the Company granted to a member of management and the accounting impact of the fair value of warrants granted to a consultant.

•

Increase in consulting fees in Canada of approximately $7,200 in 2007 compared to 2006 due to the hiring of a consultant in August 2007 to perform the duties of Chief Marketing Officer partially offset by the cost related to the use of a sales consultant in 2006.

•

Increase in compensation costs in the U.S. of approximately $53,100 in 2007 due to hiring of a consultant in August 2007 to perform the duties of Executive Vice President Global Field Operations, hiring of three support staff and the accounting impact of the fair value of warrants granted to the consultant.

•

Increase of approximately $26,200 in travel and related costs in 2007 due to travel to a Microsoft conference, costs related to relocation of an employee from Ontario, Canada to Newfoundland, Canada and a general increase in travel due to the expansion of our management team.

•

Decrease in costs of approximately $7,600 in the costs of on-line demonstrations of our products in 2007 compared to 2006 due to a change in the provider of the related services.

•

Increase in telephone expenses of approximately $5,000 in 2007 compared to 2006 due to the increase in the level of staff.

•

Net decrease in other costs in 2007 compared to 2006 of approximately $2,700.

Research and development expenses:  Research and development expenses for the nine months ended September 30, 2007 were $486,358 compared to $382,019 for the nine months ended September 30, 2006.  The increase in costs of approximately $104,300 includes the following significant items:

•

Decrease in compensation costs for our employees in Canada of approximately $9,200 due primarily to an agreement in September 2007 by a member of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.  This was partially offset by the costs of an additional employee in 2007 and general salary increases in 2007.

•

Increase in expenses of approximately $17,900 in 2007 resulting from the fair value of warrants to purchase 300,000 shares of common stock of the Company granted to a member of management.

•

Decrease in stock compensation of approximately $25,300 in 2007 compared to 2006.  In 2006, stock options were awarded to management resulting in a higher level of expense in 2006 compared to 2007.  There were no stock options granted to management in 2007.

•

Increase in compensation costs in the U.S. of approximately $100,500 in 2007 due to hiring of a consultant in August 2007 to perform the duties of Chief Technical Officer and the accounting impact of the fair value of warrants granted to the consultant.

•

Increase in the cost of contractors in 2007 of approximately $6,000 due primarily to the use of an offshore development group in 2007.

•

Increase in other technical costs of approximately $4,500 in 2007 compared to 2006 due to the use of an outside data facility for a pilot of our product.

•

Increase in costs of approximately $31,300 due to a decrease in the cost of compensation transferred to cost of sales in 2007 compared to 2006.  This results from a decrease in the labor component of certain service contracts in 2007.

•

Decrease in other costs of approximately $14,300 in 2007 compared to 2006.  In 2006, we incurred costs for Microsoft certification.  There were no similar costs incurred in 2007.

•

Decrease of approximately $5,500 in expenses for administration of our computer systems in 2007 compared to 2006 due to budget constraints in early 2007.

•

Increase in other miscellaneous costs of approximately $2,100 in 2007 compared to 2006.

The above changes in costs were offset by the following item:

•

Increase in research and development tax credits of $3,700 in 2007 compared to 2006 due to labor incurred on a mapping intelligence component to our Matrix product in 2007.

Interest expense:

Interest expense increased from $423,780 for the nine months ended September 30, 2006 to $772,796 for the nine months ended September 30, 2007.  This increase results primarily from the impact of the intrinsic value of beneficial conversion features on promissory notes and accretion of promissory notes to face value on conversion of promissory notes to common stock in September 2007.

Loss on extinguishment and modification of debt:

Loss on extinguishment and modification of debt was $550,743 for the nine months ended September 30, 2006 compared to $47,618 for the nine months ended September 30, 2007.  The loss in 2006 resulted from the conversion of promissory notes to equity on terms more favorable than the original terms and modification of other promissory notes to include terms that were more favorable than the original terms of the promissory notes.  The loss in 2007 resulted from the conversion of promissory notes to equity on terms more favorable than the original terms.

Loss on re-pricing of warrants:  Loss on re-pricing of warrants was $65,306 for the nine months ended September 30, 2007 compared to $Nil for the nine months ended September 30, 2006.  The loss in 2007 results from a reduction in July 2007 in the exercise price on 2,973,167 Class C warrants from $0.30 per share to $0.10 per share.

Net loss:

Net loss was $2,942,960 ($0.09 per share) for the nine months ended September 30, 2007 compared to $2,664,452 ($0.10 per share) for the nine months ended September 30, 2006.  Our revenue and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At September 30, 2007, the Company had positive working capital of $2,874,779 compared to negative working capital of $550,644 at December 31, 2006.  The Company had cash of $3,350,793 at September 30, 2007 compared to cash of $23,157 at December 31, 2006.

The Company’s requires additional working capital to proceed with our long-term business plan.  If we are unable to raise additional financing, we may be unable to grow or to implement our long-term business plan.   The above raises substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its requirement for additional working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the nine months ended September 30, 2007, the Company used $840,637 of cash in operations compared to a use of cash in operations of $543,108 for the nine months ended September 30, 2006.  The use of cash in operations for the nine months ended September 30, 2007 resulted from a net loss of $2,942,960 offset by non-cash consulting fees of $545,217, stock compensation of $595,115, non-cash financing fees of $63,762, depreciation of $3,800, non-cash interest expense of $745,097, non-cash loss on re-pricing of warrants of $65,306, non-cash loss on extinguishment and modification of debt of $47,618 and a net change in non-cash working capital of $36,408.  The use of cash for the nine months ended September 30, 2006 resulted from a net loss of $2,664,452 offset by non-cash consulting fees of $758,597, non-cash compensation expense of $169,293, non-cash financing fees of $18,811, non-cash interest expense of $423,358, non-cash loss on extinguishment and modification of debt of $550,743, depreciation expense of $6,463 and net change in non-cash working capital of $194,079.

Net cash used in investing activities:  During the nine months ended September 30, 2007, the Company purchased property and equipment in the amount of $11,985 compared to purchases of $4,065 for the nine months ended September 30, 2006.

Net cash provided by financing activities:  During the nine months ended September 30, 2007, the Company raised $1,031,000 by issuing 10% promissory notes and repaid $325,000 of these promissory notes.  In addition, the Company raised $3,500,000 by issuing debentures maturing at $4,070,000 on September 28, 2009 and $58,708 by issuing promissory notes to a related party.  During the nine months ended September 30, 2006, the Company raised $275,000 by issuing promissory notes and repaid $45,988 of promissory notes.  In addition, the Company raised $71,630 in 2006 by issuing promissory notes to a related party and $175,000 from subscriptions to purchase 1,750,000 shares of common stock at $0.10 per share.

Commitments:

(a)

Operating lease

The Company has entered into an operating lease for office space that expires on December 31, 2007.

The future minimum lease payments including operating costs are as follows:

Year	Amount
2007	$18,662

(b)

Corporate finance services and executive management services

Pursuant to the terms of an agreement with the President and Chief executive Officer, the Company is obligated to make monthly payments of $15,000 to June 30, 2009.

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

In connection with the review of our consolidated condensed financial statements for the three months ended September 30, 2007, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties and (2) a lack of formal procedures relating to all areas of financial reporting including a lack of review by management.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated condensed financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated condensed financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

NONE

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $56,000.  These promissory notes are convertible into shares of restricted common stock at $0.10 per share and a warrant to purchase the number of restricted shares equal to 50% of the number of restricted shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes to a related party for cash consideration of $45,967.  These promissory notes are convertible into shares of restricted common stock at $0.10 per share and a warrant to purchase the number of restricted shares equal to 50% of the number of restricted shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 100,000 shares of restricted common stock pursuant to a financing agreement entered into in 2006.

•

Issued 200,000 shares of restricted common stock and warrants to purchase 100,000 shares of restricted common stock at $0.30 per share on the conversion of $20,000 in promissory notes.  The warrants expire on December 31, 2010.

•

Issued 1,350,000 shares of restricted common stock to unrelated parties pursuant to service agreements to provide investor communication and investor relations services to the Company.

During the three months ended June 30, 2007, the Company had the following transactions:

•

Issued 10% promissory notes for cash consideration of $12,741 to a related party.  These promissory notes are convertible into shares of restricted common stock at $0.10 per share plus a warrant to purchase the number of shares equal to 50% of the number of restricted shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes for cash consideration of $30,000 maturing on June 30, 2007.

•

Issued 10% promissory notes for cash consideration of $55,000.  These promissory notes are convertible into shares of restricted common stock at $0.10 per share and a warrant to purchase the number of restricted shares equal to 50% of the number of restricted shares received by the lender on conversion at $0.30 per share.  The warrant expires on December 31, 2010.

•

Issued 10% promissory notes for cash consideration of $100,000 and $150,000 maturing on June 21, 2009 and June 29, 2009, respectively.  The promissory notes are convertible into restricted shares of common stock at $0.13 per share.  In addition, the Company granted 750,000 shares of restricted common stock to the lenders.

•

Issued 255,000 shares of restricted common stock pursuant to a fee agreement to provide financing services to the Company.

•

Issued 125,000 shares of restricted common stock to the Company to an investment banker for financing services.

•

Agreed to issue 300,000 shares of restricted common stock to a consultant in cancellation of a consulting agreement to provide investor communication and public relations services to the Company.

•

Agreed to issue 500,000 shares of restricted common stock to a consultant to provide corporate financing services to the Company until June 30, 2009.  In addition, the Company agreed to issue a warrant to purchase 1,500,000 shares of restricted common stock at $0.10 per share.  The warrant expires on June 28, 2011.

During the three months ended September 30, 2007, the Company had the following transactions:

•

On July 5, 2007 and August 6, 2007, issued 10% promissory notes for cash consideration of $250,000 and $150,000, respectively.  These promissory notes are convertible into shares of restricted common stock at $0.13 per share.  In addition, the Company granted 1,200,000 shares of restricted common stock to the lender.

•

On September 5, 2007 and September 12, 2007, issued 10% promissory notes for cash consideration of $125,000 and $200,000, respectively and repaid these promissory notes together with accrued interest on September 28, 2007.  In addition, the Company granted 975,000 shares of restricted common stock to the lenders.

•

On July 25, 2007, granted a warrant to a consultant to purchase 1,000,000 shares of restricted common stock at $0.20 per share until July 25, 2011 and granted stock options to the consultant on the same date to purchase 750,000 shares of restricted common stock at $0.20 per share.  The stock options vest in equal portions over a three year period and expire four years from the date of vesting.  The consultant also agreed to provide services to the Company as President and Chief Executive Officer.

•

On August 1, 2007, granted a warrant to a consultant to purchase 1,000,000 shares of restricted common stock at $0.25 per share.  The warrant expires on July 31, 2011.

•

On August 8, 2007, the Company entered into a consulting agreement to purchase investor communications and public relations services until August 7, 2008.  As consideration for these services, the Company agreed to issue 600,000 shares of restricted common stock to the consultant.

•

On August 14, 2007, granted a warrant to a consultant to purchase 1,000,000 shares of restricted common stock at $0.25 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.

•

On August 15, 2007 granted a warrant to a consultant to purchase 1,000,000 shares of restricted common stock at $0.25 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.

•

On September 5, 2007, a consultant converted $48,000 owing as fees into 513,231 shares of our restricted common stock.  On the same date, an affiliate of the consultant converted a $25,000 promissory note together with accrued interest of $1,068 into 278,732 shares of restricted common stock.

•

On September 5, 2007, the Company granted stock options to employees to purchase 140,000 shares of restricted common stock at $0.15 per share.  The stock options vest over a period to August 31, 2010 and expire at various dates up to August 31, 2014.

•

On September 10, 2007, the Company granted warrants to purchase 300,000 shares of restricted common stock to three members of management at $0.15 per share.  The warrants expire on September 10, 2011.

•

On September 10, 2007, the Company cancelled 500,000 stock options at $0.51 per share and 250,000 stock options at $0.25 per share held by a director of the Company.  These stock options were replaced with warrants to purchase 500,000 shares of restricted common stock at $0.51 per share and 250,000 shares of our restricted common stock at $0.25 per share.  The warrants expire on September 10, 2011.

•

On September 17, 2007, a lender converted a $5,000 promissory note together with accrued interest into 55,923 shares of restricted common stock.

•

On September 18, 2007, the Company granted stock options to employees to purchase 165,000 shares of restricted common stock at $0.20 per share.  The stock options vest over a period to September 30, 2010 and expire at various dates up to September 30, 2014.

•

On September 19, 2007, the Company granted stock options to employees to purchase 425,000 shares of restricted common stock at $0.20 per share.  The stock options vest over a period to September 30, 2010 and expire at various dates up to September 30, 2014.

•

On September 28, 2007, a number of lenders to the Company agreed to convert $950,929 of debt and accrued interest into 8,063,789 shares of restricted common stock and warrants to purchase 2,235,946 shares of restricted common stock at $0.30 per share until December 31, 2010.

During the period from October 1, 2007 to November 9, 2007, the Company had the following transactions:

•

On October 4, 2007 Company granted warrants to purchase 2,000,000 shares each of our restricted common stock to five members of management.  The warrants have an exercise price of $0.30 per share and expire on September 30, 2011.  The warrants are exercisable as follows: 700,000 on December 31, 2007; 650,000 on June 30, 2008; and 650,000 on December 31, 2008

•

On October 4, 2007, the Company granted warrants to purchase 100,000 shares of restricted common stock to a director with an exercise price of $0.30 per share and expiry date of September 30, 2011.

•

On October 12, 2007, the Company issued 8,063,789 shares of common stock of the Company pursuant to the conversion of promissory notes.

•

On October 22, 2007, the Company granted warrants to purchase 2,500,000 shares of restricted common stock of the Company to each of two members of management.  The warrants have an exercise price of $0.30 per share and expire on October 31, 2011.  The warrants are exercisable as follows: 900,000 on March 31, 2008; 800,000 on September 30, 2008; and 800,000 on March 31, 2009.

•

On October 24, 2007, the Company granted stock options to employees to purchase 875,000 shares of restricted common stock of the Company at $0.33 per share.  The stock options vest over a three year period to October 31, 2010 and expire at various dates up to October 31, 2014.

•

On October 24, 2007, the Company cancelled stock options held by the President and Chief Executive Officer to purchase 750,000 shares of restricted common stock of the Company at $0.20 per share.  The options had a vesting period over three years to July 25, 2010 and expiry dates at various dates up to July 25, 2014.  On the same date the stock options were replaced with a fully vested warrant to purchase 750,000 shares of restricted common stock of the Company at $0.20 per share.  The warrant expires on October 31, 2011.

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

BLINK LOGIC INC.

By:

/s/   David Morris

David Morris

President & CEO

(principal executive officer)

Dated November 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President & CEO

(principal executive officer)

Dated November 16, 2007

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated November 16, 2007