Form 10KSB
period 2007-12-31
BLINK LOGIC INC.
filed 2008-04-15
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2007

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

BLINK LOGIC INC.

(Name of small business issuer in its charter)

NEVADA	001-05996	91-0835748
(State or other jurisdiction of incorporation or organization)	Commission File No.	(I.R.S. Employer Identification Number)

1038 Redwood Highway, Mill Valley, CA	94941
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  415-389-1625

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

State issuer’s revenues for its most recent fiscal period:  $409,891

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the issuer’s Common Stock as of March 14, 2008, was $7,161,809, based upon the closing price ($1.55) multiplied by the 4,620,522 shares of the issuer’s common stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

The number of shares outstanding of each of the issuer’s classes of common equity as of March 14, 2008: 6,571,565

DOCUMENTS INCORPORATED BY REFERENCE:  See Item 13, Exhibits, page 93.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]

SEC 2337 (9-05)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

BLINK LOGIC INC.

Form 10-KSB

December 31, 2007

Table of Contents

Page No.

Part I

Item 1.

Description of Business.

  4

Item 2.

Description of Property.

15

Item 3.

Legal Proceedings.

15

Item 4.

Submission of Matters to a Vote of Security Holders

15

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small

Business Issuer Purchases of Equity Securities

16

Item 6.

Management's Discussion and Analysis or Plan of Operation.

19

Item 7.

Financial Statements.

29

Item 8.

Changes In and Disagreements With Accountants

on Accounting and Financial Disclosure.

85

Item 8A.

Controls and Procedures

85

Item 8B.

Other Information

86

Part III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate

Governance; Compliance with Section 16(a) of the Exchange Act.

87

Item 10.

Executive Compensation.

88

Item 11.

Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters.

90

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

91

Item 13.

Exhibits

93

Item 14

Principal Accountant Fees and Services

94

Signatures

95

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

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

Item 1.  Description of Business.

Organization

Quad Metals Corporation, a Washington company incorporated on June 5, 1968 and Quad Metals Corporation, a wholly-owned Nevada subsidiary incorporated on June 20, 2002 merged on December 11, 2002 to form Quad Metals Corporation, a Nevada corporation (“Quad”).  Pursuant to a Share Exchange Agreement which was effective October 1, 2003, Quad acquired all of the issued and outstanding common stock of DataJungle Ltd., a Canadian company (formed on August 15, 2001 as a merger of DataJungle, Inc., a Delaware company incorporated on August 4, 2000 and 3853021 Canada Inc., a Canadian company incorporated on July 27, 2001).  Effective November 18, 2003, Quad changed its name to DataJungle Software Inc.  Effective November 2, 2007, DataJungle Software Inc. changed its name to Blink Logic Inc.   The name change to Blink Logic Inc. was effected by forming Blink Logic Inc., a wholly owned subsidiary of DataJungle Software Inc., and having Blink Logic Inc. merge into DataJungle Software Inc.

We develop enterprise business intelligence (“BI”) front-end applications that integrate with both of the back-end infrastructure platforms of Microsoft Corporation (“Microsoft”) and Cognos Corporation (“Cognos”), two of the leading BI infrastructure companies.  Our products translate raw business data into visual and interactive tabular and graphical displays of information.  Our flagship product, called Blink Logic, presents itself as information dashboards or front-end solutions to the BI and relational database server infrastructures that are widely utilized by businesses worldwide.

We operate through an office in Mill Valley, California and a wholly owned Canadian subsidiary with offices located in Ottawa, Ontario and St. John’s, Newfoundland.

Our Products

Blink Logic is a zero footprint Web-based product that allows end-users to create visual dashboard-like “live” business views on top of their existing relational and OLAP data sources.  It has been specifically designed to provide flexibility and user independence from corporate IT departments and from specialized report authors or programmers.  It brings together, in one integrated application, a number of the key BI capabilities required by the broadest range of user classes in an organization – these include: dashboarding, analysis, scorecarding, wireless alerting, and collaboration.

Blink Logic can be deployed on a “software as a service” (SaaS) basis, allowing a customer to pay for our product on a monthly basis without significant up-front costs to the customer.

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

Blink Logic also provides flexibility in how it is deployed. It can run in its own application framework, or individual views can be ported to any Microsoft SharePoint portal or Web page, while retaining full connectivity to the backend data source.  It also provides customizability in terms of presentation and the functionality that is exposed to various user classes.

Blink Logic integrates with the key Microsoft business intelligence technologies — including: Analysis Services (OLAP, ROLAP, and HOLAP), Reporting Services, SQL Server and SharePoint.  Views based on Cognos PowerPlay cubes can also be included in dashboards.  It provides a path for customers to extract value from their Microsoft SQL Server/Business Intelligence platform.  Blink Logic can support a mixed environment of both the Microsoft and Cognos platforms in one end user BI application.

In cases where users need to track metrics in real time, Blink Logic includes an integrated wireless alerting component, which presents the same metrics and alerts that users define in their dashboard. This wireless module works with most wireless devices such as the RIM Blackberry or any WAP 2-0 enabled cell phone.

Our Markets

We target the business intelligence software market and the business data market with the same core technology and products.

Business Intelligence Software Market:   This market includes a variety of tools and applications focused on helping knowledge workers and business managers to access and analyze key business data and performance metrics.  The intention of these products is primarily to help companies make better and faster business decisions.

Existing products in this market provide powerful server technology but are limited in flexibility, user functionality and interactivity.  They also provide little or no integration between the different types of application servers.  The vendors in the business intelligence software market have products that are either too complex or inflexible for the typical user of the data.  In addition, the major providers of this software typically don’t offer their product to customers on a SaaS basis.

Business Data Market:   This market includes companies that are in the business of selling industry and market research data.  These vendors typically do not provide software reporting tools to allow users of the data to extract the full value of the data.

The vendors in the business data market have not been able to develop commercial quality software and many continue to deliver data in raw format, paper reports or in basic electronic formats.  Blink Logic can provide the interactivity and flexibility required for these users.

Our Sales and Distribution

We reach our market through our own direct sales team and through the use of our network of partners.

The direct sales approach entails our management and sales representatives making contacts within the organizations of target customers to present the benefits and competitive advantages of our products and services.  Leads to such presentations are generated primarily through existing contacts of management, our sales representatives and telemarketing efforts.

Partners include both resellers and OEM software companies, which use Blink Logic as the front end to their own software solutions.

The territory where most potential clients reside is expected to be in the U.S.  In addition to the partners and resellers described above, at March 14, 2008, eleven individuals within the company are focused primarily on sales and marketing efforts.

We anticipate that the main expense factors for continuing marketing efforts will be for:

•

Direct marketing to potential customers;

•

Participation in trade shows;

•

Travel and living expense;

•

Preparation of collateral material to support sales and distribution efforts;

•

Training and support of resellers.

Our Competition and Product Differentiation

We are focused on a broad market of information workers who demand ease-of-use, independence from the IT department and a range of BI capabilities.

Blink Logic represents a class of BI product that was designed to provide both an optimal end-user experience and positive ROI for customers. It is differentiated in a number of ways.

All key functional modules in a single product — encompasses dashboarding, analysis, scorecarding, reporting, annotation, collaboration and wireless alerting.

Flexibility — provides the end-user the ability to customize their application.

User independence and ease-of-use — allows end-users to design enriched and personalized dashboards without the need to rely on the IT department or specialized report authors.

Enriched user experience — provides the end-user with interactivity and visual impact.

Support for multiple platforms — A single dashboard can integrate with Microsoft SQL Server/Analysis Services, Microsoft Reporting Services, Microsoft SharePoint portal, Cognos data sources and other relational data sources.

We compete in the business intelligence software sector. This is a large segment of the software market  and encompasses a wide range of information reporting tools and many intensely competitive players. Potential competitive products fall into a variety of classes including, spreadsheets, report writers, multidimensional analysis (OLAP) tools, dashboards, scorecards, events and alert notification tools, and statistical and advanced analytics tools.

The market is intensely competitive, highly fragmented and characterized by rapidly evolving technologies and market requirements. Our competitors may better anticipate market opportunities, deliver new products that more adequately address the needs of customers, and implement more effective marketing and business strategies. Increased competition may cause price reductions or a loss of market share, either of which could have a material adverse effect on our business, results of operations and financial condition.

Blink Logic competes in a variety of markets against both very large established vendors who target corporate customers with a full range of capabilities, and a growing number of newer class competitors who target narrower market segments with more specialized requirements.

The large, diversified vendors include Cognos, Business Objects, Microsoft, Oracle, Microstrategy, SAS, and Information Builders. These vendors provide a wide range of capable business intelligence products that are competitive with Blink Logic. All of these competitors have much more extensive product development, customer support, custom services, marketing, and sales and distribution capabilities than Blink Logic. Consequently, any competitive advantages Blink Logic may have at any time with a customer or in a market segment is constantly under threat and may not be sustainable. In addition, these competitors have large installed bases and well established relationships with many of our targeted customers and partners. Penetrating accounts where business intelligence tools are already deployed, or where a relationship exists with an established vendor is especially difficult for Blink Logic.

The newer class of smaller business intelligence players include companies such as Panorama Software, Dundas Software, Corda Technologies, LucidEra, SeaTab, iDashboards, and Targit. These vendors, though much smaller than the large diversified vendors described above, often have very strong specialized capabilities in areas where the larger vendors may not be as strong. Many of these vendors target the same market space with capabilities and a value proposition that are similar to what Blink Logic has to offer. In addition many of these vendors have significantly greater resources to address new technical and market opportunities as they arise.

Economic Dependence on a Few Major Customers

For the year ended December 31, 2007, four customers accounted for 66% of our revenues.  A small customer base is expected to account for a significant portion of our revenues until our products receive wider market recognition through efforts of our sales representatives and resellers.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities prior to the recovery of related tax credits from various levels of government:

Twelve Months	Twelve Months
December 31, 2007	December 31, 2006

$ 763,012	$ 542,927

During 2007, we spent approximately 10,600 staff hours (2006 – approximately 9,800 staff hours) on research and development activities.

For more information, see: "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation"

Intellectual Property Protection

We rely on trade secrets, reseller agreements and confidentiality agreements. We claim copyright in specific software products and various elements of the core technology.  In addition, we claim the rights to certain trade names and trademarks.   We have filed applications with the United States Patent and Trademark Office for the registration of trademarks for the Blink Logic name.  However, we have not registered patents or copyrights in any jurisdiction to cover specific products described herein or any of the core technology.  We believe, but we cannot assure, that our technology and its implementation may be eligible for patent protection.

We cannot assure that we will be able to obtain or maintain protection of our intellectual property. We also cannot assure that our technology does not infringe upon the intellectual property rights of others. In the event that we are unable to obtain the foregoing protection or our technology infringes intellectual property rights of others, our business and results of operations could be materially and adversely affected. For more information, please see "Risk Factors" below.

Employees

As of March 14, 2008, Blink Logic had 18 personnel, including 4 officers (1 primarily responsible for sales and marketing, 2 in administration, and 1 in technical development), 1 software developer, 3 in sales field support, 8 in direct sales and 2 in marketing. Our personnel are located in Mill Valley, California, St. John’s, Newfoundland and Ottawa, Ontario, Canada.   In addition, we engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions as required.

Risk Factors

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this prospectus. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

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

We incurred a net loss of $5,584,177 and negative cash flow from operations of $2,230,712 during the year ended December 31, 2007.  During the year ended December 31, 2006, we incurred a net loss of $3,144,279 and negative cash flow from operations of $708,666.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to possibly increase from current levels as we increase expenditures for:

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

We have expressed doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

In our financial statements, we have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flow from operating activities and our accumulated deficit.  Our economic viability is dependent on our ability to generate additional sales and finance operational expenses. If we are unable to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions, if possible, we may have to cease or curtail our operations and investors could lose their entire investment.

We may require additional capital to proceed with our long-term business plan.  If we are unable to obtain such capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to cease or curtail our future operations.

We require additional working capital to proceed with our long-term business plan.  If we are unable to raise additional financing, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to cease or curtail our future operations.

The loss of our President and CEO would likely have an adverse effect on our business.

Our future success depends, to a significant extent, on the continued services of David Morris, our President & CEO.  Our loss of Mr. Morris most likely would have an adverse effect on our business.  In addition, competition for personnel throughout the industry is intense and we may be unable to retain our current personnel or attract, integrate or retain other highly qualified personnel in the future.  If we do not succeed in retaining our current personnel or in attracting and motivating new personnel, our business could be materially adversely affected.

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

To attract customers we may have to develop a brand identity and increase awareness of our technology and products. To increase brand awareness, we expect to significantly increase our expenditures for marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase awareness of our brand, which would have a material adverse effect on our results of operations.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We depend upon a combination of copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our products.  We have filed applications with the United States Patent and Trademark Office for the registration of trademarks for the Blink Logic name, although there is no assurance our applications will be approved. We have not registered copyrights or patents in any jurisdiction.  Although we have taken certain steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing copyright laws and the other steps that we have taken offer only limited protection.  Moreover, the laws of other countries in which we plan to market our products may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition.

If we discover that any of our products or technology we license from third parties violate third party proprietary rights, we may not be able to reengineer our product or obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering.    In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  We currently have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others.  However, there is no assurance that this coverage will be sufficient to protect us.  Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

There is a limited market for our common stock.  If a substantial and sustained market for our common stock does not develop, our stockholders' ability to sell their shares may be materially and adversely affected.

Our common stock is tradable in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol of BLKL.  Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Capital Market which could make our efforts to raise capital more difficult.  In addition, the firms that make a market for our common stock could discontinue that role.  OTC Bulletin Board stocks are often lightly traded or not traded at all on any given day.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

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

We have issued options and may issue additional options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 14, 2008 we have outstanding options to purchase a total of 469,600 shares of our common stock.  Of these options, 171,987 have exercise prices below the recent market price of $1.55 per share (as of March 14, 2008).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plan has 244,686 shares remaining for issuance as of March 14, 2008.  Future options issued under the plan may have further dilutive effects.

At March 14, 2008, a holder of a $150,000 promissory note had the option, subject to certain restrictions, of converting outstanding principal and interest into 168,990 shares of our common stock at a price of $0.91 per share.   At March 14, 2008, holders of our Original Issue Discount Senior Convertible Debentures had the right to convert outstanding principal of $4,070,000 into 3,876,191 shares of our common stock.

At March 14, 2008, we had 7,194,648 stock purchase warrants outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date
2,907,145	$1.96	September 28, 2012
28,572	$3.50	December 31, 2009
424,742	$0.70	December 31, 2010
739,180	$2.10	December 31, 2010
214,286	$0.70	June 28, 2011
142,858	$1.40	July 25, 2011
128,574	$1.05	September 10, 2011
71,429	$3.57	September 10, 2011
35,715	$1.75	September 10, 2011
142,858	$1.75	July 31,2011
585,716	$2.10	September 30, 2011
428,572	$2.10	October 31, 2011
107,143	$1.40	October 31, 2011
214,286	$1.40	December 27, 2011
1,429	$2.10	December 31, 2011
357,143	$1.33	January 31, 2012
10,000	$1.10	February 15, 2012
655,000	$0.01	March 15, 2012

The issuance of shares upon conversion of the convertible notes and exercise of outstanding warrants and options may cause immediate and substantial dilution to our existing stockholders.

Issuance of shares pursuant to the exercise of convertible debentures could lead to subsequent sales of the shares in the public market which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their debentures if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. Also, the 4.99% restriction may be waived by the selling stockholder, at the election of the selling stockholder, upon not less than 61 days’ prior notice to the Company, to change the

Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of this Debenture held by the selling stockholder.

A large number of shares will be eligible for future sale and may depress our stock price.

As of March 14, 2008, we had outstanding 6,571,565 shares of common stock of which approximately 3,738,452 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.  These restricted shares are eligible for sale under Rule 144 at various times.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

Our common stock is a "penny stock."  As a result, trading of our shares may be subject to special requirements that could impede our stockholders' ability to resell their shares.

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

o

or of issuers with net tangible assets less than $2,000,000 if the issuer has been in continuous operation for at least three years  or $5,000,000 if in continuous operation for less than three years;

o

or of issuers with average revenues of less than $6,000,000 for the last three years.

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

Our current and former executive officers, directors and major stockholders own a significant percentage of our voting stock. As a result, they exercise significant control over our business affairs and policy.

As of March 14, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 42.1% of the outstanding common stock if they were eligible to exercise all of the conversion rights, options and warrants held by them within 60 days of March 14, 2008.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

 Item 2.  Description of Property.

Our head office is located at 1038 Redwood Highway, Mill Valley, CA, 94941.  The telephone number is 415-389-1625.  Our Canadian head office is located at 411 Legget Drive, Suite 102, Ottawa, Ontario, K2K 3C9.  In addition, we have an office at 84-86 Elizabeth Avenue, St. John’s, Newfoundland.

Our U.S. office is leased from a non-affiliated party based on a lease agreement for 270 sq. ft. of space until July 31, 2008.  Our office in Ottawa is leased from a non-affiliated party based on a sublease agreement for 4,435 sq. ft. of space until December 31, 2010.  Our office in St. John’s is leased from a non-affiliated party based on a sublease agreement for 1,730 sq. ft. of space until December 31, 2010.

Item 3.  Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings.

Item 4.  Submission of Matters to a Vote of Security holders.

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a)

Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $0.001 par value per share, is traded is the over-the-counter market.  Our stock is quoted on the OTC Bulletin Board under the symbol “BLKL”.

The following table sets forth the range of high and low trades of our common stock per quarter in 2006 and 2007, as reported by the OTC Bulletin Board and adjusted for a one for seven reverse stock split which was effective on February 8, 2008.

MARKET PRICE OF COMMON STOCK

Quarter Ending	High	Low

2006
January 1 to March 31	3.29	1.295
April 1 to June 30	3.29	1.197
July 1 to September 30	1.89	1.12
October 1 to December 31	2.24	0.98
2007
January 1 to March 31	1.82	1.015
April 1 to June 30	1.33	0.77
July 1 to September 30	2.17	0.56
October 1 to December 31	2.31	0.735
2008
January 1, 2008 to March 14	1.70	0.91
On March 14, 2008, the closing price of our common stock was $1.55 per share.

(b)

Holders -- There were approximately 1,057 holders of record of our common stock as of March 14, 2008, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele, with each such brokerage house and/or clearing house being considered as one holder.  The aggregate number of shares of common stock outstanding as of March 14, 2008 was 6,571,565 shares.

(c)

Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)

Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
Share Option Plan	606,817	$1.96	107,469
Total	606,817	$1.96	107,469

We have granted options to purchase an aggregate of 11,958 shares of our common stock to non-employees in consideration for consulting services rendered.  These options entitle the holders to purchase shares of common stock at an exercise price of $2.80 per share.  All of these were vested at December 31, 2007 and are exercisable at various dates until February 28, 2013.  These options were granted pursuant to our Share Option Plan, which was adopted by our board of directors and became effective on April 16, 2004.  The plan has not been approved by our stockholders.  The plan authorizes a committee of our board of directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 714,286 shares of common stock were reserved for issuance under the terms of the Share Option Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)

Sales of Unregistered Securities

During the three months ended December 31, 2007, we had the following transactions:

•

On October 4, 2007, the Company granted warrants to purchase 285,715 shares of our restricted common stock to each of five members of management.  The warrants have an exercise price of $2.10 per share and expire on September 30, 2011.  The warrants are exercisable as follows:  100,000 on December 31, 2007; 92,858 on June 30, 2008, and 92,857 on December 31, 2008.  Warrants to purchase 285,715 shares of our restricted common stock were forfeited by each of three members of management upon their resignations on November 12, 2007, December 5, 2007 and December 11, 2007, respectively.

•

On October 4, 2007, the Company granted warrants to purchase 14,286 shares of restricted common stock to a director with an exercise price of $2.10 per share and expiry date of September 30, 2011.

•

On October 12, 2007, the Company issued 1,151,972 shares of common stock of the Company pursuant to the conversion of promissory notes.

•

On October 22, 2007, the Company granted warrants to purchase 357,143 shares of restricted common stock of the Company to each of two members of management.  The warrants have an exercise price of $2.10 per share and expire on October 31, 2011.  The warrants were exercisable as follows:  128,571 on March 31, 2008; 114,286 on September 30, 2008; and 114,286 on March 31, 2009.  For each member of management, these warrants were forfeited on November 12, 2007 and December 11, 2007, respectively, upon resignation of the two members of management.

•

On October 24, 2007, the Company granted stock options to employees to purchase 125,005 shares of restricted common stock of the Company at $2.31 per share.  The stock options vest over a three year period to October 31, 2010 and expire at various dates up to October 31, 2014.

•

On October 24, 2007, the Company cancelled stock options held by the President and Chief Executive Officer to purchase 107,143 shares of restricted common stock of the Company at $1.40 per share.  The options had a vesting period over three years to July 25, 2010 and expiry dates at various dates up to July 25, 2014.  On the same date the stock options were replaced with a fully vested warrant to purchase 107,143 shares of restricted common stock of the Company at $1.40 per share.  The warrant expires on October 31, 2011.

•

On November 27, 2007, the Company granted warrants to purchase 428,572 shares of restricted common stock of the Company to a member of management.  The warrants have an exercise price of $2.10 per share and vest as follows: 142,858 on March 31, 2008, 142,857 on September 30, 2008 and 142,857 on March 31, 2009.  The warrants expire on October 31, 2011.

•

On December 27, 2007, the Company issued a warrant to purchase 214,286 shares of restricted common stock at $1.40 per share to a consultant.  The warrant expires on December 27, 2011.

•

On December 31, 2007, the Company issued a warrant to purchase 1,429 shares of restricted common stock at $2.10 per share to a consultant for services rendered in 2007.  The warrant expires on December 31, 2011.

•

On December 31, 2007, the Company granted stock options to employees to purchase 72,146 shares of restricted common stock of the Company at $1.393 per share.  The stock options vest over a three year period to December 31, 2010 and expire at various dates up to December 31, 2012.

During the period from January 1, 2008 to March 14, 2008, we had the following transactions:

•

On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period provided that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.

•

Effective February 8, 2008, the Company amended its articles of incorporation to effect a reverse stock split at a ratio of one for seven of the issued and outstanding shares of common stock of the Company.  The amendment also reduced the number of authorized common stock of the Company at a ratio of one for seven.  All references to numbers of shares or per share amounts in this Annual Report have been retroactively adjusted to reflect the impact of this reverse split.

•

On February 21, 2008, the Company granted a warrant to purchase 10,000 shares of common stock of the Company to a consultant at $1.10 per share.  The warrant vests as follows: 5,000 on July 31, 2008 and 5,000 on December 31, 2008.  The warrant expires on February 15, 2012.

•

On March 6, 2008, the Company agreed to issue 41,357 shares of common stock to a supplier for services rendered in the amount of $50,000.

•

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.  In addition, the Company agreed to issue 345,000 shares of common stock of the Company and a warrant to purchase 655,000 shares of common stock of the Company at $0.01 per share.  The warrant expires on March 15, 2012.

•

On March 19, 2008, the Company granted a warrant to a consultant to purchase 200,000 shares of common stock at $1.00 per share.  The warrant vests on a quarterly basis until March 15, 2009 and expires on March 15, 2012.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder ..

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America which often require the judgment of management in the selection and application of certain accounting principles and methods.  We consider the following accounting policies to be critical to an understanding of the financial position and results of operations for the Company discussed in this section because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements at and for the year ended December 31, 2007 included in this report.

(a) Revenue recognition

During the year-ended December 31, 2004, the Company made its initial sales of product licenses.  As a consequence, the following policy on revenue recognition was adopted in the year-ended December 31, 2004:

For sales of product licenses, the Company recognizes revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Transactions”, issued by the American Institute of Certified Public Accountants.  Revenue from sale of product licenses is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Revenue from product support contracts is recognized ratably over the life of the contract.  Revenue from services is recognized at the time such services are rendered.

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all the obligations, the revenue is recognized ratably over the service period.

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

(d)

Recently issued accounting standards

(i)  SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value ranking used to classify the source of the information. This statement is effective beginning January 1, 2008.  The Company is currently evaluating the impact of adopting this new accounting standard on its financial statements.

Plan of Operation

Due to our limited operating history, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2008.  In addition, our plans for 2008 are dependent upon obtaining additional capital and achieving our sales objectives.  Our major initiatives through December 31, 2008 are:

•

furthering the development of our products; and

•

increasing commercial sales of our products, and continuing our current marketing program.

For more information, please see “Part I. Item 1. Description of Business; Our Products.”

Marketing Plans:

In addition to a partner arrangement with Microsoft, Blink Logic has entered into a number of reseller agreements and original equipment manufacturer (“OEM”) agreements in North America and Europe.  Efforts to increase our customer base were increased in calendar 2007.  At March 14, 2008, we had eleven full-time sales and marketing staff spending significant efforts to further increase our customer base.  Their current focus is to expand the number of leads and to continue to identify resellers and partners in the U.S., Western Europe and Asia.

Marketing leads are being developed by direct identification of potential customers, a limited amount of advertising and through trade shows, lead generation services, personal contacts of management and our sales representatives.

Our sales representatives, who are compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining the products and their benefits to potential customers.  In addition, we expect to hire additional sales representatives and support related staff in 2008.

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

Other Initiatives in 2008:

In addition, we expect to increase general and administrative staff in 2008 in order to improve our segregation of duties and controls over financial reporting.

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

•

private placements of common stock;

•

exercise of warrants; at an average exercise price of $1.80 per share;

•

exercise of stock options at an average exercise price of $1.99 per share; and

•

funding from potential clientele or future industry partners.

These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, there will be an ongoing requirement for funding as described above.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors” in Item 1 above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2007 and 2006 and with respect to the consolidated balance sheets as at December 31, 2007 and 2006, are derived from our audited consolidated financial statements included at the end of this report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Operations Data	$	$
Revenues	409,891	501,238
Gross profit	328,388	386,686
General and administrative	2,053,800	1,351,538
Sales and marketing	1,130,542	591,244
Research and development	709,747	490,364
Depreciation of property and equipment	12,239	7,573
Interest expense Loss on extinguishment and modification of debt	1,049,495 47,618	526,792 550,743
Loss on re-pricing of warrants	65,306	-
Loss on embedded derivatives	850,089	-
Net loss	5,584,177	3,144,279

Cash Flow Data
Net cash used in operating activities	(2,230,712)	(708,666)
Net cash used in investing activities	(50,417)	(4,065)
Net cash provided by financing activities	4,299,708	638,501
Effects of exchange rates on cash & cash equivalents	(91,874)	11,585
Net increase (decrease) in cash & cash equivalents	1,926,705	(62,645)

Balance Sheet Data
Cash and cash equivalents	1,949,862	23,157
Accounts and investment tax credits receivable	317,790	232,923
Prepaid expenses	181,652	237,185
Total current assets	2,449,304	493,265
Deferred consulting services	36,309	-
Deferred charges	41,845	-
Property and equipment	43,992	4,550
Total assets	2,571,450	497,815
Accounts payable and accrued liabilities	730,586	711,620
Current portion of long-term debt	632,756	112,620
Promissory notes payable to a related party	-	180,625
Embedded derivative liability	2,015,848	-
Deferred revenue	40,013	39,044
Total current liabilities	3,419,204	1,043,909
Long-term portion of long-term debt	29,407	-
Stockholders’ deficiency	(877,161)	(546,094)

Results of Operations

In this section, we discuss our earnings for the years ended December 31, 2007 and 2006 and the factors affecting them that resulted in changes from one year to the other.

Our financial statements have been prepared in accordance with U.S. GAAP and presented in U.S. dollars for purposes of this report.

The year ended December 31, 2007 compared to the year ended December 31, 2006

Revenue:  Revenues for the year ended December 31, 2007 were $409,891 compared to $501,238 for the year ended December 31, 2006.  Services revenue decreased from $418,532 in 2006 to $265,812 in 2007.  This decrease of approximately $152,700 results primarily from a decrease in services provided in 2007 to two of our major customers compared to the level of services provided in 2006.  Product revenue increased from $82,706 in 2006 to $144,079 in 2007.  This increase of approximately $61,400 results primarily from an increase in licenses sold to a customer in 2007 compared to the number of licenses sold to that customer in 2006 and licenses sold to a new customer in 2007.  The Company made sales to 12 customers in 2007 and 12 customers in 2006.

Gross profit:  Gross profit for the year ended December 31, 2007 was $328,388 (80% of revenue).  For the year ended December 31, 2006, gross profit was $386,686 (77% of revenue).  For the year ended December 31, 2007, the gross profit on product sales was $143,102 (99% of product revenue) and $185,286 on services (70% of services revenue).  For the year ended December 31, 2006, the gross profit on product sales was $74,716 (90% of product revenue) and $311,970 on services (75% of services revenue).  The gross profit from products on a percentage basis was higher in 2007 compared to 2006 due to improvements in the installation process for our products in 2007.  The improvements in the installation process reduced labor costs incurred to install our product which were not recoverable from our customers.  The gross profit from services in 2007 on a percentage basis was lower in 2007 compared to 2006 due to accepting service contracts with lower margin in anticipation of ongoing work and pricing pressure from existing customers.

General and administrative expenses: General and administrative expenses consist primarily of personnel costs, professional fees, consulting fees including investor relations activities, occupancy related costs, financing related costs and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2007, we incurred $2,053,800 in expenses compared to $1,351,538 during the year ended December 31, 2006.  The net increase of approximately $702,300 results primarily from the following:

•

Increase in compensation costs of $120,200 in 2007 compared to 2006.  This increase results from the following:

▪

In July 2007, our President and CEO located in Ottawa, Canada resigned and was replaced by a President and CEO in California.  The compensation for the President and CEO in California for the balance of 2007 was significantly higher than the compensation for our Canadian President and CEO during the first half of 2007.

▪

Increase in compensation for our Chief Financial Officer in the second half of 2007.

▪

The above increases were partially offset by the impact of an agreement in September 2007 by our Canadian President and CEO and our Chief Financial Officer to release the Company from an obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.

•

In 2007, stock related compensation charged to general and administrative expenses was $577,300.  In 2006, stock related compensation expense charged to general and administrative expenses was $54,600.  This increase of $522,700 in 2007 results from issuance of shares of common stock and stock purchase warrants to management as an incentive and the issuance of stock purchase warrants to our Canadian President and CEO and Chief Financial Officer as part of the consideration for the agreement to release the Company from an obligation for past compensation described above.  In addition, our Canadian President and CEO exchanged 107,143 partially vested stock options for 107,143 vested stock purchase warrants in 2007.  Of the increase of $522,700, $402,300 related to incentives for our California President and CEO.

•

Decrease in consulting expense of $268,100.  On January 24, 2006, the Company cancelled a consulting contract and 428,572 warrants to purchase our common stock and expensed $717,500 of prepaid expenses and deferred consulting fees which had been recognized on the balance sheet at December 31, 2005.  During 2006, the Company incurred $164,000 for investor communications and public relations services compared to $625,800 in 2007.  In 2007, our Canadian President and CEO agreed to release the Company from unpaid consulting fees of $30,700 incurred by the Company in 2004.  This was partially offset by fees of $15,000 incurred in 2007 for our Canadian President and CEO providing services as a member of our Board of Directors.  In 2007, various miscellaneous consulting fees of $3,300 were incurred.

•

Increase in legal fees of $100,800 due to the amortization of deferred costs related to closing a round of financing in September 2007 and filing of a Registration Statement on SEC Form SB-2 in Q4-07 that were expensed in 2007, engaging a securities law firm for ongoing services in Q4-07 and legal costs related to settling unpaid wages with four of our executive officers.

•

Increase in rent of $9,300 due to opening offices in Mill Valley, California and St. John’s, Newfoundland in 2007.  In addition, we incurred costs in 2007 related to an office in Florida used by one of our sales representatives.

•

Increase in accounting fees of $36,200 due to general fee increases, the amortization of deferred costs related to filing of a Registration on SEC Form SB-2 that was expensed in 2007 and use of accounting assistance on a part-time basis in the second half of 2007.

•

Increase in bank charges of $21,800 resulting primarily from interest and penalties on arrears in certain statutory employee tax payments, fees charged for the extension of a loan in 2007 and fees incurred for assistance in identifying financing sources in 2007.

•

Increase in phone costs of $9,700 resulting primarily from our office in California.

•

Increase in travel and entertainment costs of $48,600 incurred primarily by our California President and CEO as a result of financing activities.

•

Increase in financing fees of $63,400 due to the amortization of deferred costs incurred to close financing in September 2007 that was expensed in 2007 and financing fees incurred on other short-term debt in 2007.

•

Net increase in various other costs of approximately $37,700.  In 2007, we incurred costs related to changing the corporate name from DataJungle to Blink Logic, bad debts expense of $12,700, moving costs for our Ottawa, Canada office and costs related to opening the office in California.

Sales and marketing:  Sales and marketing expenses consist primarily of personnel costs, costs for analysts and consultants, costs related to demonstrations of our product and travel including the costs of conferences.  During the year ended December 31, 2007, we incurred $1,130,542 in expenses compared to $591,244 during the year ended December 31, 2006.  The net increase of approximately $539,300 results from the following:

•

Increase in compensation costs for our employees in Canada of $24,500.  This increase results from more use of our existing staff for sales and marketing purposes, general salary increases and the hiring of additional staff in St. John’s, Newfoundland.  These increases are partially offset by the impact of an agreement by a member of management to release the Company from the obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods.

•

Increase in compensation costs for our employees in the U.S. of $244,900 due to hiring of eight staff members in 2007.

•

Decrease in stock compensation costs charged to sales and marketing expenses of $38,500.  In 2006, stock related compensation expense charged to sales and marketing expenses was $82,300.  In 2007, stock compensation expense included $31,000 relating to the impact of granting warrants to a member of management as partial compensation for an agreement to release the Company from an obligation to pay past compensation described above.  In 2007, other stock options granted occurred in the second half of the year resulting in lower expense in 2007 compared to 2006.

•

Increase in consultant costs of $257,600 due to use of two consultants in Canada to provide marketing services, engaging a public relations firm and the use of various consultants to assist with lead generation, changing the corporate name, updating our website and rebranding our products.

•

Increase of $42,300 in travel and related costs due to travel to a Microsoft conference, costs incurred in moving an employee from Ottawa, Canada to St. John’s, Newfoundland and a general increase in travel due to the expansion of our staff.

•

Increase of $10,300 in phone related costs due to an increase in the number of staff.

•

Decrease of $1,800 in other costs primarily related to a decrease in the costs of providing on-line demonstrations of our products due to changing the service provider in 2007.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software applications plus an applicable allocation of rent for space occupied by research and development personnel.  For the year ended December 31, 2007, we incurred $709,747 in expenses compared to $490,364 during the year ended December 31, 2006.  The net increase of approximately $219,400 results from the following:

•

Decrease in compensation costs for our employees in Canada of $44,900.  This decrease results from an agreement in September 2007 by a member of management to release the Company from an obligation to pay unpaid salary, bonuses and vacation pay accrued in prior periods and using more of our Canadian technical staff to assist in sales and marketing efforts.  The above decreases in costs were partially offset by general salary increases for our Canadian staff in 2007.

•

Increase in compensation related costs of $51,600 due to hiring of a Chief Technical Officer in August 2007 and hiring of a replacement in November 2007.

•

Increase in stock compensation costs charged to research and development expenses of $88,400.  In 2006, stock related compensation expense charged to research and development expenses was $63,600.  In 2007, stock compensation expense included $105,000 related to the issuance of warrants to the two individuals who served as Chief Technical Officer in 2007 and the impact of stock options granted to our Canadian employees in 2007.  In addition, stock compensation in 2007 included the impact of granting warrants to a member of management as partial compensation for an agreement to release the Company from an obligation to pay past compensation described above.

•

Increase in the costs of consultants of $72,700 due primarily to the use of a technical group in India to assist with product development and testing.

•

Increase of $10,300 due to the use of an outside data facility in 2007 for demonstration of our product.

•

Decrease in other costs of $4,700.  In 2006, we incurred costs for Microsoft certification.  In 2007, we incurred travel and telephone related costs for our Chief Technical Officer.

•

Decrease of $600 in net research and development costs due to a increase in research and development tax credits in 2007 compared to 2006.

•

Increase of $46,600 in net research and development costs due to a decrease in personnel related costs transferred to cost of sales in 2007 compared to 2006.

Depreciation: Depreciation expense was $12,239 for the year ended December 31, 2007 compared to $7,573 for the year ended December 31, 2006.  The increase in 2007 compared to 2006 results from purchase of computer related equipment in 2007 for our staff.

Interest Expense: Interest expense was $1,049,495 for the year ended December 31, 2007 compared to $526,792 for the year ended December 31, 2006.  The increase in 2007 is primarily related to recognition of the estimated value of beneficial conversion features on convertible promissory notes issued in 2007 as interest expense and the accretion of promissory notes.

Loss on embedded derivatives:  Loss on embedded derivatives was $850,089 for the year ended December 31, 2007 compared to $Nil for the year ended December 31, 2006.  In 2007, we closed a round of financing and incurred a debt obligation that included embedded derivatives.  On the closing date of the financing, the value of the embedded derivatives was estimated at $1,165,759.  At December 31, 2007, the value of the embedded derivatives was estimated at $2,015,848 which resulted in a charge to expenses for $850,089.

Loss on extinguishment of debt: Loss on extinguishment of debt was $47,618 for the year ended December 31, 2007 compared to $508,486 for the year ended December 31, 2006.  The loss in 2006 resulted from the conversion of promissory notes to equity on terms more favorable than the original terms and modification of other promissory notes to include terms that were more favorable than the original terms of the promissory notes.  The loss in 2007 resulted from the conversion of promissory notes to equity on terms more favorable than the original terms.

Loss on modification of debt: Loss on modification of debt was $Nil for the year ended December 31, 2007 compared to $42,257 for the year ended December 31, 2006.  The loss in 2006 resulted from modification of the terms of promissory notes payable to a related party to include terms that were more favorable than the terms of the original promissory notes.

Net Loss: We incurred a loss of $5,584,177 ($1.07 per share) for the year ended December 31, 2007, compared to a loss of $3,144,279 ($0.77 per share) for the year ended December 31, 2006.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

•

license our software applications to a sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to existing users; and

•

successfully develop related software applications.

Liquidity and Capital Resources

At December 31, 2007, we had negative working capital of $969,900, compared to negative working capital of $550,644 at December 31, 2006. This decrease in working capital of approximately $419,300 occurred primarily as a result of financing that we closed in September 2007 that had the net impact of increasing our cash balance at year-end by $1,926,705, an increase in accounts receivable and investment tax credits receivable of $84,900, a net increase in promissory notes payable by $520,200, an increase in embedded derivatives of

$2,015,848 and a decrease in demand promissory notes payable to a related party of $180,625.  Our cash balance at December 31, 2007 was $1,949,862 compared to $23,157 at December 31, 2006.

These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, the Company will require additional capital by mid 2008 and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net Cash Flow from Operations:  During the year ended December 31, 2007, we used $2,230,712 in operations, compared to using $708,666 during the year ended December 31, 2006.  The use of cash in operations during the year ended December 31, 2007 resulted primarily from a net loss of $5,584,177 and a change in non-cash working capital of $80,124 partially offset by depreciation of $12,239, non-cash compensation expense of $773,776, non-cash interest expense of $1,019,536, non-cash financing fees of $63,762, non-cash consulting fees of $601,263, loss on embedded derivatives of $850,089, loss on extinguishment and modification of debt of $47,618 and loss of re-pricing of warrants of $65,306.   During the year ended December 31, 2006, the use of cash in operations resulted from a net loss of $3,144,279 partially offset by depreciation of $7,573, non-cash compensation expense of $200,543, non-cash interest of $526,370, non-cash financing fees of $18,811, non-cash consulting fees of $844,891, loss on extinguishment and modification of debt of $550,743 and a net change in non-cash working capital of $286,682.

Net Cash Used in Investing Activities:  During the year ended December 31, 2007, we invested $50,417 in property and equipment compared to $4,065 invested during the year ended December 31, 2006.

Net Cash From Financing Activities:  During the year ended December 31, 2006, net cash provided by financing activities was $4,299,708 compared to $638,501 for the year ended December 31, 2006.  During the year ended December 31, 2007, we raised $4,566,000 from the issuance of promissory notes and repaid $325,000. In addition, we raised $58,708 from the issuance of promissory notes to a related party.  During the ended December 31, 2006, we raised $516,528 from the issuance of promissory notes and repaid $45,988.  In addition, we raised $174,550 in proceeds net of cash-based issuance costs for common stock at $0.70 per share.   For information concerning our capital requirements, see “Plan of Operation” above.

Commitments:

Operating leases

The Company has entered into an operating lease agreement for office space in the U.S. that expires on July 31, 2008.  The Company has entered into two operating lease agreements for office space in Canada that expire on December 31, 2010.

The future minimum lease payments including operating costs are as follows:

Year	Amount
2008 2009 2010	$122,794 117,194 107,428
Total	$347,416

Commitments

Effective January 22, 2008, the Company entered into an agreement to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.

In February 2008, the Company entered into an agreement to purchase software and related support services for $184,708 including financing charges.  Of this amount, $25,000 was due in February 2008 and the balance is payable in four installments of $39,927 each on May 1, 2008, August 1, 2008, November 1, 2008 and February 1, 2009.

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

Item 7.

Financial Statements.

Consolidated Financial Statements of

BLINK LOGIC INC.

Years ended December 31, 2007 and 2006

KPMG LLP
Chartered Accountants
Suite 2000
160 Elgin Street
Ottawa, ON K2P 2P8
Canada

Telephone (613) 212-KPMG (5764)
Fax (613) 212-2896
Internet www.kpmg.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Blink Logic Inc.

We have audited the accompanying consolidated balance sheets of Blink Logic Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blink Logic Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2(a) to the consolidated financial statements, the Corporation has negative working capital at December 31, 2007 and has incurred recurring losses, as well as recurring negative cash flow from operating activities and has an accumulated deficit. Its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Chartered Accountants, Licensed Public Accountants

Ottawa, Canada
April 14, 2008

BLINK LOGIC INC.

Consolidated Balance Sheets

December 31, 2007 and 2006

(In U.S. dollars)

_______________________________________________________________________________________________

2007

2006

_______________________________________________________________________________________________

Assets

Current assets:

Cash and cash equivalents

$

1,949,862

$

23,157

Accounts receivable (note 3)

110,820

105,131

Investment tax credits receivable

206,970

127,792

Prepaid expenses (notes 9(b)(i) and 9(b)(vii))

181,652

237,185

____________________________________________________________________________________________

2,449,304

493,265

Deferred consulting services (note 9(b)(i))

36,309

–

Deferred charges (note 7(c))

41,845

–

Property and equipment (note 4)

43,992

4,550

_______________________________________________________________________________________________

$

2,571,450

$

497,815

_______________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable (note 5)

$

376,024

$

237,463

Accrued liabilities (note 6)

354,562

474,157

Current portion of long-term debt (note 7)

632,757

112,620

Embedded derivatives liability (note 7(c))

2,015,848

–

Promissory notes payable to a related party (note 8)

–

180,625

Deferred revenue

40,013

39,044

____________________________________________________________________________________________

3,419,204

1,043,909

Long-term debt (note 7)

29,407

–

Stockholders’ deficiency (note 9):

Preferred stock, $0.001 par value. Authorized 10,000,000 shares;

    issued and outstanding Nil shares at December 31, 2007

 and December 31, 2006

           –

  –

Common stock, $0.001 par value. Authorized 42,857,143;

    issued and outstanding 6,571,565 shares at December 31, 2007 and 4,390,604 shares at December 31, 2006

45,998

30,731

Common stock to be issued for services and other obligations;

    Nil shares at December 31, 2007 and 25,079 shares at

    December 31, 2006

–

29,050

Additional paid-in capital

12,095,569

6,683,592

Accumulated other comprehensive loss

(347,009)

(201,925)

Deficit

(12,671,719)

(7,087,542)

____________________________________________________________________________________________

(877,161)

(546,094)

Basis of presentation (note 2(a))

Guarantees and commitments (note 13)

Subsequent events (note 18)

_______________________________________________________________________________________________

$

2,571,450

$

497,815

_______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC.

Consolidated Statements of Operations

For the years ended December 31, 2007 and 2006

(In U.S. dollars)

_______________________________________________________________________________________________

2007

2006

_______________________________________________________________________________________________

Revenues:

Products

$

144,079

$

82,706

Services

265,812

418,532

____________________________________________________________________________________________

409,891

501,238

Cost of revenues:

Cost of products

977

7,990

Cost of services

80,526

106,562

____________________________________________________________________________________________

81,503

114,552

_______________________________________________________________________________________________

Gross profit

328,388

386,686

Expenses:

General and administrative

2,053,800

1,351,538

Research and development (note 10)

709,747

490,364

Sales and marketing

1,130,542

591,244

Depreciation of property and equipment

12,239

 7,573

____________________________________________________________________________________________

3,906,328

2,440,719

_______________________________________________________________________________________________

(3,577,940)

(2,054,033)

Other income (expenses):

Interest income

28,976

–

Interest expense

(1,049,495)

(526,792)

Loss on extinguishment of debt (notes 7(d) and 7(j))

(47,618)

(508,486)

Loss on embedded derivatives (note 7(c))

(850,089)

–

Loss on modification of debt (note 8(a))

–

(42,257)

Loss on re-pricing of warrants (note 9(b)(vi))

(65,306)

–

Foreign exchange loss

(22,705)

(12,711)

____________________________________________________________________________________________

(2,006,237)

(1,090,246)

_______________________________________________________________________________________________

Net loss

$

(5,584,177)

$

(3,144,279)

_______________________________________________________________________________________________

Loss per common share - basic and diluted

    (note 12)

$

(1.07)

$

(0.77)

_______________________________________________________________________________________________

Weighted average common shares outstanding

5,219,785

3,920,208

_______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Balances at December 31, 2005	2,521,994	$ 17,651	$31,000	$ 3,254,619	$ (3,943,263)	$ (213,759)	(853,752)
Cancellation of common stock for services (note 9(a)) Issued on conversion of promissory notes (note 8(d))	– 615,618	– 4,309	(31,000) –	31,000 556,554	– –	– –	– 560,863
Issued on conversion of promissory notes (note 7(j))	424,742	2,973	–	740,319	–	–	743,292
Issued on conversion of promissory notes (note 7(m)) Issued on conversion of promissory notes (note 7(d))	180,822 59,691	1,266 418	– –	251,885 83,149	– –	– –	253,151 83,567
Issued on conversion of promissory notes (note 7(l))	79,879	559	–	55,356	–	–	55,915
Issued for services (note9(b)(xiv)) Issued on cancellation of consulting agreement (notes 9(a) and 9(b)(xv)) Cancellation of consulting agreement (note 9(a))	214,286 43,572 –	1,500 305 –	– – –	298,500 66,795 (67,100)	– – –	– – –	300,000 67,100 (67,100)
Issued for cash at $0.10 per share (note 9(a)) 155,000 warrants to be issued for services (note 9(b)(xiii))	250,000 –	1,750 –	– –	173,250 22,574	– –	– –	175,000 22,574
Loss on extinguishment of debt (note 7(j)) Loss on extinguishment of debt (note 7(d)) Loss on modification of debt (note 8(a)) Share issuance costs (note 9(a))	– – – –	– – – –	– – – –	440,180 68,306 42,257 (450)	– – – –	– – – –	440,180 68,306 42,257 (450)
Stock options issued to employees (note 9(d))	–	–	–	200,543	–	–	200,543

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(m))

Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(l))

Intrinsic value of beneficial conversion feature on promissory notes payable (note 8(b))

Intrinsic value of beneficial conversion feature on promissory notes payable (note 7(e))

100,000 common shares to be issued pursuant to a financing agreement (note 7(a))

33,333 common shares to be issued for services (note 9(b)(xiii))

42,214 common shares to be issued for services (note 9(b)(xiv))

	– – – – – – –	– – – – – – –	– – – – 13,940 6,667 8,443	249,053 55,000 143,828 17,974 – – –	– – – – – – –	– – – – – – –	249,053 55,000 143,828 17,974 13,940 6,667 8,443
Comprehensive loss:
Net loss	–	–	–	–	(3,144,279)	–	(3,144,279)
Currency translation adjustment	–	–	–	–	–	11,834	11,834
Comprehensive loss							(3,132,445)

Balances at December 31, 2006	4,390,604	$ 30,731	$ 29,050	$ 6,683,592	$ (7,087,542)	$ (201,925)	$ (546,094)

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Balances at December 31, 2006	4,390,604	$ 30,731	$ 29,050	$ 6,683,592	$ (7,087,542)	$ (201,925)	$ (546,094)
Stock options issued to employees (note 9(d))	–	–	–	98,573	–	–	98,573
Intrinsic value on beneficial conversion feature on promissory notes payable (note 7(e))	–	–	–	106,622	–	–	106,622
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(b))	–	–	–	45,967	–	–	45,967
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(c))	–	–	–	9,369	–	–	9,369
Issuance of common stock pursuant to a financing agreement (notes 7(a) and 9(a))	14,286	100	(13,940)	13,840	–	–	–
Issued for services (notes 9(a) and 9(b)(xi))	85,715	600	–	119,400	–	–	120,000
Issued for services (notes 9(a) and 9(b)(xii))	107,143	750	–	126,750	–	–	127,500
Issued on conversion of promissory notes payable (notes 7(e) and 9(a))	28,572	200	–	19,800	–	–	20,000
Issued for financing fees (note 9(a))	17,858	125	–	21,125	–	–	21,250

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Additional paid-in capital	Deficit
Issued for financing fees (note 9(a))	36,429	255	–	42,120	–	–	42,375
Issued for services (notes 9(a) and 9(b)(vi))	71,429	500	–	64,500	–	–	65,000
Issued on conversion of promissory notes payable (notes 7(i) and 9(a))	47,808	335	–	30,964	–	–	31,299
Issued for services (notes 9(a) and 9(b)(xiv))	73,319	513	–	47,487	–	–	48,000
Issued for services (notes 9(a) and 9(b)(vii))	85,715	600	–	89,400	–	–	90,000
Issued pursuant to the terms of promissory notes payable (note 7(f))	107,143	750	–	86,862	–	–	87,612
Issued pursuant to the terms of promissory notes payable (note 7(g))	107,143	750	–	78,902	–	–	79,652
Issued pursuant to the terms of promissory notes payable (note 7(b))	64,286	450	–	52,117	–	–	52,567
Issued pursuant to the terms of promissory notes payable (note 7(h))	139,285	975	–	110,967	–	–	111,942

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Issued pursuant to a consulting agreement (notes 9(a) and 9(b)(xiii))	42,858	300	(6,667)	59,366	–	–	52,999
Issued on conversion of promissory notes payable (notes 9(a))	1,151,972	8,064	–	942,865	–	–	950,929
Warrants issued to a consultant (note 9(b)(vi))	–	–	–	157,501	–	–	157,501
Intrinsic value on beneficial conversion feature on promissory notes payable (note 7(f))	–	–	–	126,074	–	–	126,074
Intrinsic value on warrants issued on conversion of promissory notes payable (notes 7(d), 7(e) and 8(c))	–	–	–	22,896	–	–	22,896
Warrants issued on cancellation of stock options (note 9(c)(ii))	–	–	–	26,580	–	–	26,580
Warrants issued to a consultant (note 9(b)(vi))	–	–	–	50,316	–	–	50,316
Loss on re-pricing of warrants (note 9(b)(vi))	–	–	–	65,306	–	–	65,306
Loss on extinguishment of debt (note 7(d))	–	–	–	47,618	–	–	47,618
Intrinsic value on beneficial conversion feature on promissory notes payable (note 7(g))	–	–	–	79,652	–	–	79,652
Intrinsic value on beneficial conversion feature on promissory notes payable (note 7(b))	–	–	–	75,644	–	–	75,644

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Warrants issued to a lender (note 7(c))	–	–	–	2,077,447	–	–	2,077,447
Warrants issued to a consultant (note 9(b)(i))	–	–	–	110,477	–	–	110,477
Warrants issued to a consultant (note 9(b)(iii))	–	–	–	19,809	–	–	19,809
Warrants issued to a consultant (note 9(b)(viii))	–	–	–	80,556	–	–	80,556
Warrants issued to a consultant (note 9(b)(viii))	–	–	–	31,876	–	–	31,876
Warrants issued to a consultant (note 9(b)(viii))	–	–	–	36,073	–	–	36,073
Cancellation of warrants issued to a consultant (note 9(b)(viii))	–	–	–	(67,949)	–	–	(67,949)
Warrants issued to a consultant (note 9(b)(ix))	–	–	–	9,078	–	–	9,078
Warrants issued to a consultant (note 9(b)(ix))	–	–	–	55,579	–	–	55,579
Warrants issued to a consultant (note 9(b)(ix))	–	–	–	16,759	–	–	16,759
Warrants issued to a consultant (note 9(b)(ix))	–	–	–	62,896	–	–	62,896
Cancellation of warrants issued to a consultant (note 9(b)(ix))	–	–	–	(144,312)	–	–	(144,312)
Warrants issued to a consultant (note 9(b)(vi))	–	–	–	54,095	–	–	54,095
Warrants issued to a consultant (note 9(b)(vi))	–	–	–	58,476	–	–	58,476

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2007 and 2006 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Warrants issued on settlement of unpaid wages (note 9(c)(i))	–	–	–	85,066	–	–	85,066
Warrants issued to a consultant (note 9(b)(x))	–	–	–	10,482	–	–	10,482
Warrants issued to a consultant (note 9(b)(x))	–	–	–	65,713	–	–	65,713
Cancellation of warrants issued to a consultant (note 9(b)(x))	–	–	–	(76,195)	–	–	(76,195)
Warrants issued to a director (note 9(b)(v))	–	–	–	18,554	–	–	18,554
Warrants issued to management (note 9(b)(iv))	–	–	–	58,476	–	–	58,476
Warrants issued to a consultant (note 9(b)(ii))	–	–	–	1,460	–	–	1,460
Stock to be issued to a consultant (note 9(b)(xiv))	–	–	(8,443)	28,978	–	–	20,535
Comprehensive loss:
Net loss	–	–	–	–	(5,584,177)	–	(5,584,177)
Currency translation adjustment	–	–	–	–	–	(145,084)	(145,084)
Comprehensive loss							(5,729,261)

Balances at December 31, 2007	6,571,565	$ 45,998	$ –	$12,095,569	$ (12,671,719)	$ (347,009)	$ (877,161)

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2007 and 2006

(In U.S. dollars)

____________________________________________________________________________________________

2007

2006

____________________________________________________________________________________________

Cash flows from operating activities:

Net loss

$

(5,584,177)

$

(3,144,279)

Items not involving cash:

Depreciation of property and equipment

12,239

7,573

Interest expense

1,019,536

526,370

Stock-based compensation

773,776

200,543

Consulting fees

 601,263

844,891

Financing fees

63,762

18,811

Loss on embedded derivatives

850,089

-

Loss on re-pricing of warrants

65,306

-

Loss on extinguishment and modification of debt

47,618

550,743

Change in non-cash operating working

capital (note 16)

(80,124)

286,682

________________________________________________________________________________________

Net cash used in operating activities

(2,230,712)

(708,666)

Cash flows from investing activities:

Purchase of property and equipment

(50,417)

(4,065)

________________________________________________________________________________________

Net cash used in investing activities

(50,417)

(4,065)

Cash flows from financing activities:

Net proceeds from promissory notes payable

4,566,000

372,700

Payments of promissory notes payable

(325,000)

(45,988)

Proceeds from promissory notes payable to a related party

58,708

143,828

Issuance of common stock for cash

–

175,000

Deposit paid to financing consultant

–

(6,589)

Share issuance costs

–

(450)

________________________________________________________________________________________

Net cash provided by financing activities

4,299,708

638,501

Effects of exchange rates on cash and cash equivalents

(91,874)

11,585

____________________________________________________________________________________________

Net increase (decrease) in cash and cash equivalents

1,926,705

(62,645)

Cash and cash equivalents, beginning of year

23,157

85,802

____________________________________________________________________________________________

Cash and cash equivalents, end of year

$

1,949,862

$

23,157

____________________________________________________________________________________________

Supplemental cash flow information:

Interest paid

$

29,959

$

625

____________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

1.

General:

Blink Logic Inc. (the “Company”) was incorporated in the State of Washington on June 5, 1968 as Quad Metals Corporation (“Quad”).  Quad became a Nevada incorporated company on December 11, 2002 when it merged with its wholly-owned subsidiary.  The Company was renamed DataJungle Software Inc. on November 18, 2003.  Effective November 2, 2007, DataJungle Software Inc. changed its name to Blink Logic Inc.  The name change to Blink Logic Inc. was effected by forming Blink Logic Inc., a wholly owned subsidiary of DataJungle Software Inc., and having Blink Logic Inc. merge into DataJungle Software Inc.

The Company develops and markets a web-based front-end dashboard software product for leading business intelligence platforms.  The product allows an end-user to create highly visual and interactive dashboard views on top of their existing databases and data cubes without significant involvement from specialized software programmers.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues and has incurred a loss of $5,584,177 and negative cash flow from operations of $2,230,712 for the year then ended.  As of December 31, 2007, the Company has an accumulated deficit of $12,671,719.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital by June 2008 and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities .

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

Significant management estimates include assumptions used in assessing the recoverability of accounts receivable, calculating share-based compensation, estimating investment tax credits receivable and the fair value of derivatives.  Receipt of investment tax credits is dependent on review and acceptance of the eligibility of expenditures by taxing authorities in Canada.

(c)

Comprehensive loss:

Comprehensive loss includes the net loss and other comprehensive loss (“OCL”).  OCL refers to changes in net assets from transactions and other events and circumstances other than transactions with stockholders.  These changes are recorded directly as a separate component of stockholders’ equity and excluded from net loss.  The only comprehensive loss item for the Company relates to foreign currency translation adjustments pertaining to the translation of the financial statements of the Company’s subsidiary, from Canadian dollars, the functional currency of the subsidiary, to U.S. dollars, the reporting and functional currency of the Company.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(e)

Revenue recognition (continued):

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all the obligations, the revenue is recognized ratably over the service period.

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

___________________________________________________________________________________

Asset

Useful life

___________________________________________________________________________________

Office equipment

3 years

Computer hardware

3 years

Computer software

2 years

Leasehold improvements

Lease term

___________________________________________________________________________________

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

(k)

Advertising:

Advertising costs are expensed as incurred.  Advertising costs amounted to $Nil for the year ended December 31, 2007 (2006 - $Nil).

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

The Company has adopted the modified prospective method of applying the provisions of SFAS 123R.  Under the modified prospective method, the Company recognizes compensation expense based on the requirements of SFAS 123R for all share-based payments granted after the effective date of SFAS 123R.   In addition, compensation expense is recognized, subsequent to the effective date of SFAS 123R, for the remaining portion of the vesting period for outstanding awards granted prior to the effective date of SFAS 123R.  Under the modified prospective method, prior periods are not adjusted.

(n)  Deferred consulting services:

Deferred consulting services represent the portion of prepaid non-cash consulting fees for services to be rendered in future periods.  Prepaid non-cash consulting fees related to services to be rendered within twelve months are included in prepaid expenses on the balance sheet.  These costs will be charged to expenses as the services are rendered.  If for any reason circumstances arise which would indicate that the services will not be performed in the future, these prepaid non-cash consulting fees will be charged to expenses immediately.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(p)

Recently issued accounting standards

(i)

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value ranking used to classify the source of the information. This statement is effective beginning in January 1, 2008.  The Company is currently evaluating the impact of adopting this new accounting standard on its financial statements.

3.

Accounts receivable:

________________________________________________________________________________________

2007

2006

________________________________________________________________________________________

Trade accounts receivable

   $

83,661

  $

103,660

Allowance for doubtful accounts

(12,688)

-

Other

39,847

1,471

________________________________________________________________________________________

   $

110,820

   $

105,131

________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

4.

Property and equipment:

________________________________________________________________________________________

2007

Accumulated

Net book

Cost

depreciation

value

________________________________________________________________________________________

Office equipment

$

5,272

$

2,134

$

3,138

Computer hardware

65,932

30,506

35,426

Computer software

5,588

5,588

–

Leasehold improvements

5,580

152

5,428

________________________________________________________________________________________

$

82,372

$

38,380

$

43,992

________________________________________________________________________________________

________________________________________________________________________________________

2006

Accumulated

Net book

Cost

depreciation

value

________________________________________________________________________________________

Office equipment

$

1,572

$

1,311

$

261

Computer hardware

20,142

15,996

4,146

Computer software

4,753

4,610

143

________________________________________________________________________________________

$

26,467

$

21,917

$

4,550

________________________________________________________________________________________

5.

Accounts payable:

________________________________________________________________________________________

2007

2006

________________________________________________________________________________________

Trade accounts payable

$

215,172

$

50,852

Professional fees

107,523

110,704

Advertising fees

5,392

5,184

Employee related payables

12,408

37,207

Other

35,529

33,516

________________________________________________________________________________________

$

376,024

$

237,463

________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

6.

Accrued liabilities:

________________________________________________________________________________________

2007

2006

________________________________________________________________________________________

Employee related accruals

$

261,211

$

352,957

Interest

16,566

12,601

Professional fees

60,483

57,130

Consulting fees

–

18,000

Financing fees

3,726

3,726

Rent

8,302

28,323

Other

4,274

1,420

________________________________________________________________________________________

$

354,562

$

474,157

________________________________________________________________________________________

7.

Long-term debt:

	2007	2006
Promissory note, payable on December 31, 2007, denominated in Canadian dollars (C$100,000) bearing interest at 12% per annum, secured by an assignment of investment tax credits receivable (note 7(a))	$ 100,878	$ 72,608
Promissory note, payable on August 5, 2009, bearing interest at 10% per annum, unsecured (note 7(b))	29,407	–
Debentures, payable on September 28, 2009, non-interest bearing, secured by a floating charge on all assets of the Company (note 7(c))	531,879	–
Promissory note, payable on June 30, 2006, bearing interest at 12% per annum, secured by an assignment of accounts receivable (note 7(d))	–	$ 20,012
Promissory notes, payable on demand, bearing interest at 10% per annum, secured by an assignment of accounts receivable and a floating charge on all assets of the Company (note 7(e))	–	20,000
	662,164	112,620
Less promissory notes classified as long-term	29,407	–
	$ 632,757	$ 112,620

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Promissory notes payable (continued):

Additional terms and conditions related to the promissory notes payable are as follows:

(a)

On December 22, 2006, the Company received cash consideration of $86,333 (C$100,000) in exchange for the issuance of a 12% promissory note.  $84,475 (C$90,000) of the promissory note was due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest was due on June 30, 2007.  On August 27, 2007, the lender agreed to extend the maturity date of the promissory note to December 31, 2007.  There was no accounting impact in 2007 of the extension of the maturity date of the promissory note.  On February 14, 2008, the Company repaid $99,980 (C$100,000) and accrued interest of $14,374 (C$14,377) to the lender.

As consideration for services rendered arranging the promissory note, the Company paid the lender a fee of $8,633 (C$10,000) in December 2006.  Of this amount, $416 (C$474) was included as a charge to interest expense for the three months ended December 31, 2006 and the balance of $8,217 (C$9,526) was included as a charge to interest expense for the six months ended June 30, 2007.

In addition, the Company agreed to grant 14,286 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $72,393 (C$83,853) of the cash consideration received by the Company was allocated to the promissory note and $13,940 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.  The promissory note was accreted to its face value through a periodic charge to interest expense over the period to June 30, 2007.  In 2006, $671 (C$765) was charged to interest expense pursuant to this accretion and the balance of $13,571 (C$15,382) was charged to interest expense in 2007.

Accrued interest of $12,785 (December 31, 2006 - $9,509) has been included in accrued liabilities at December 31, 2007.

(b)

On August 6, 2007, the Company received cash consideration of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.

As consideration for the advance of funds to the Company by the lender, the Company agreed to grant 64,286 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $97,433 of the cash consideration received by the Company has been allocated to the promissory notes and $52,567 has been allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Promissory notes payable (continued):

 (b) (continued)

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

The promissory note is being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  In 2007, $7,618 was charged to interest expense pursuant to this accretion.

Accrued interest of $3,781 (December 31, 2006 - $Nil) has been included in accrued liabilities at December31, 2007.

(c) On September 28, 2007, the Company received cash consideration of $3,500,000 in exchange for the issuance of $4,070,000 of non-interest bearing debentures maturing on September 28, 2009.  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 28, 2008, the Company is required to redeem $226,111 of the debentures per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debentures at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders’ to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

As consideration for advance of the funds, the Company agreed to grant warrants to the lenders to purchase 2,907,145 shares of common stock of the Company at $1.96 per share.  The warrants expire on September 28, 2012.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $256,794 of the cash consideration received by the Company has been allocated to the debentures, $1,165,759 has been allocated to the embedded derivatives and $2,077,447 has been allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures.  At December 31, 2007, the estimated value of the embedded derivatives was $2,015,848.  As a consequence, a loss on the embedded derivatives of $850,089 has been recognized.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Promissory notes payable (continued):

(c)

(continued)

The debentures are being accreted to the face value of $4,070,000 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  $275,085 was charged to interest expense pursuant to this accretion.

The Company paid the lender a fee of $30,000 for arranging for the issuance of the debentures.  In addition, the Company incurred $79,675 in other charges in connection with the issuance of the debentures.  Of these amounts, $67,830 was included as a charge to general and administrative expense pursuant to the amortization of these charges, and the balance of $41,845 is included in deferred charges at December 31, 2007.

(d)

During 2005, the Company received cash consideration of $105,000 in exchange for the issuance of 12% promissory notes.  The promissory note and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $1.40 per share and a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

Accrued interest of $Nil (December 31, 2006 - $4,085) has been included in accrued liabilities at December 31, 2007.

At the date of issuance, the conversion feature of these promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $37,910.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded in 2005 as additional paid-in capital.  The promissory notes were accreted to their face value in 2006 through a charge to interest expense of $37,910.

On April 19, 2006, $80,000 of the promissory notes together with accrued interest of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 59,691 shares of common stock of the Company and a warrant to purchase 29,846 shares of common stock of the Company in accordance with the original conversion provisions.  In addition, the Company agreed to issue an additional warrant to purchase 29,845 shares of common stock of the Company.  The warrants are exercisable at $2.10 per share and expire on December 31, 2010.

The fair value of the 29,845 additional warrants was $68,306 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.9%; expected volatility of 124%; and an expected life of 4.71 years.  As a consequence, the Company recognized a loss in 2006 of $68,306 on the extinguishment of this debt.

On May 19, 2006, the Company entered into an agreement to extend the maturity date of the remaining $25,000 of the promissory notes to June 30, 2006.  As consideration for this extension, the Company agreed to pay $1,250 in additional interest and to repay the principal and accrued interest from the proceeds of any financing in excess of $250,000 or at the rate of 10% of the cash proceeds from sales or any financing less than $250,000.  On June 30, 2006, the Company had not repaid the $25,000 to the lender and was therefore in default under the terms of this extension.  Subsequent to June 30, 2006, the Company repaid $4,988 to the lender.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7. Promissory notes payable (continued):

(d) (continued)

On September 28, 2007, the lender agreed to convert the $20,012 promissory note and accrued interest of $5,881 into 36,990 shares of common stock of the Company and a warrant to purchase 18,495 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.  Under the original terms of conversion, the lender would have received 18,495 shares of common stock of the Company and a warrant to purchase 9,248 shares of common stock of the Company at $2.10 per share until December 31, 2010.  On September 28, 2007, the fair value of the additional 18,495 shares of common stock of the Company was $34,955.  On the same date, the fair value of the 9,248 additional warrants was $12,663 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.1%; expected volatility of 115%; and an expected life of 3.5 years.  As a consequence, the Company recognized a loss of $47,618 on the extinguishment of the promissory note.

On September 28, 2007, the intrinsic value of the warrants issued on conversion of the promissory note was $6,036.  In accordance with EITF 98-5, “Accounting for Convertible   Securities with Beneficial Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and as a charge to interest expense.

(e)

On October 12, 2006, the Company received cash consideration of $20,000 in exchange for the issuance of a 10% demand promissory note. The promissory note and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

Accrued interest of $Nil (December 31, 2006 - $438) has been included in accrued liabilities at December 31, 2007.

At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $17,974.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded in 2006 as additional paid-in capital. The promissory note was accreted to its face value through a charge to interest expense of $17,974.

On March 16, 2007, the lender assigned the $20,000 promissory note to other parties and the other parties agreed to convert the promissory note into 28,572 shares of common stock of the Company and warrants to purchase 14,286 shares of common stock of the Company in accordance with the original conversion provisions.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.   Promissory notes payable (continued):

(e) (continued)

During the period from January 1, 2007 to September 30, 2007, the Company received additional cash consideration of $111,000 from the lender in exchange for the issuance of 10% demand promissory notes.  The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $106,622.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $106,622.

On August 29, 2007, the lender assigned $55,000 of the promissory notes together with accrued interest of $1,964 to a corporation controlled by a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the $55,000 of promissory notes together with accrued interest of $2,416 into 82,024 shares of common stock of the Company and a warrant to purchase 41,012 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

On September 28, 2007, the intrinsic value of the warrants issued on conversion of the $55,000 of promissory notes was $13,872.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense.

On September 28, 2007, the lender agreed to convert the remaining $56,000 of promissory notes together with accrued interest of $3,362 into 84,803 shares of common stock of the Company and a warrant to purchase 42,402 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

 (f)

In June 2007, the Company received cash consideration of $100,000 and $150,000 in exchange for the issuance of 10% promissory notes maturing on June 21, 2009 and June 29, 2009, respectively.  The promissory notes and accrued interest were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest was due and payable on a quarterly basis at the request of the lenders.  At the option of the Company, interest could be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lenders.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.  Promissory notes payable (continued):

 (f)

(continued)

As consideration for the advance of funds to the Company by the lenders, the Company granted 107,143 shares of common stock of the Company to the lenders.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $162,388 of the cash consideration received by the Company was allocated to the promissory notes and $87,612 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.  The promissory notes were being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.

 At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $126,074.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were being accreted to their face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.

On September 28, 2007, the lenders agreed to convert the promissory notes and $3,740 of accrued interest into 278,835 shares of common stock of the Company.  On that date, the Company paid interest of $2,712 to the lenders.  As a consequence of the conversion, $212,456 was charged to interest expense pursuant to accretion on these promissory notes.

 (g)

On July 5, 2007, the Company received cash consideration of $250,000 in exchange for the issuance of a 10% promissory note maturing on July 5, 2009.  The promissory note and accrued interest was convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest was due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest could be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest was due to the lender.

As consideration for the advance of funds to the Company by the lender, the Company granted 107,143 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $170,348 of the cash consideration received by the Company was allocated to the promissory notes and $79,652 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.

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

On September 28, 2007, the lender agreed to convert the promissory note into 274,726 shares of common stock of the Company.  On that date, the Company paid interest of $5,822 to the lender.  As a consequence of the conversion, $159,304 was charged to interest expense pursuant to accretion on the promissory note.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.  Promissory notes payable (continued):

(h)

On September 5, 2007 and September 12, 2007, the Company received cash consideration of $125,000 and $200,000 in exchange for the issuance of 10% promissory notes maturing on November 30, 2007.

As consideration for the advance of funds to the Company by the lenders, the Company granted 139,285 shares of common stock of the Company to the lenders.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $213,058 of the cash consideration received by the Company was allocated to the promissory notes and $111,942 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.  The promissory notes were being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.

On September 28, 2007, the Company repaid the promissory notes together with accrued interest of $1,664 to the lenders.  As a consequence of this repayment, $111,942 was charged to interest expense pursuant to accretion on the promissory notes.

(i)

    On April 2, 2007, the Company received cash consideration of $30,000 in exchange for the issuance of 10% promissory notes maturing on June 30, 2007.  In September 2007, the lenders agreed to convert the promissory notes together with accrued interest of $1,299 into 47,808 shares of common stock of the Company.

(j)

On January 24, 2006, a lender or its assignees agreed to convert $680,370 of promissory notes for advances made to the Company prior to 2006 together with accrued interest to January 15, 2006 of $62,922 into 424,742 shares of common stock of the Company and a warrant to purchase 424,742 shares of common stock of the Company.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

On January 24, 2006, the 424,742 shares of common stock had a fair value of $654,097 based on a share price of $1.54 per share on that date.  On the same date, the fair value of the 424,742 warrants was $529,375 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.35%; expected volatility of 120%; and an expected life of 4.92 years.  As a consequence, the Company recognized a loss of $440,180 on the extinguishment of this debt.

(k)

On January 9, 2006, the Company repaid $41,000 to a lender together with $625 in accrued interest pursuant to a promissory note for funds advanced to the Company prior to 2006.

(l)

During the three months ended June 30, 2006, the Company received $55,000 in exchange for the issuance of 10% demand promissory notes.  These promissory notes were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrants are exercisable at $2.10 per share and expire on December 31, 2010.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

7.

Promissory notes payable (continued):

(l)

(continued)

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $55,000.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $55,000.

On August 2, 2006, the promissory notes together with accrued interest of $915 were converted into 79,879 shares of common stock of the Company and a warrant to purchase 39,940 shares of common stock of the Company.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

(m)

During the six months ended June 30, 2006, the Company received $220,000 in exchange for the issuance of 12% demand promissory notes.  In addition, the Company issued $12,000 of 12% demand promissory notes for consulting services and $18,811 for financing fees.  These promissory notes were convertible, at the lender’s option, into shares of common stock of the Company at a price of $1.40 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $2.10 per share and expire on December 31, 2010.

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

On April 19, 2006, the lender assigned the $250,811 of 12% demand promissory notes together with accrued interest of $2,340 to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 180,822 shares of common stock of the Company and a warrant to purchase 180,822 shares of common stock of the Company.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

8.

Promissory notes payable to a related party:

	2007	2006
Promissory notes, payable on demand, denominated in Canadian dollars (C$ 48,000), bearing interest at 10% per annum compounded annually, secured by an assignment of accounts receivable (note 8(a)).	$ –	$ 41,188
Promissory notes, payable on demand, denominated in Canadian dollars (C $162,500), bearing interest at 10% per annum compounded annually, secured by an assignment of accounts receivable (note 8(b)).	–	139,437

	$ –	$ 180,625

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

Accrued interest of $Nil (December 31, 2006 - $4,477) has been included in accrued liabilities at December 31, 2007.

On April 19, 2006, the lender agreed to modify the terms of these promissory notes by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, the Company agreed to permit the lender, at the lender’s option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $1.40 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $2.10 per share and expire on December 31, 2010.  In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, this modification has been accounted for as an extinguishment of the old debt and the creation of new debt.

On April 19, 2006, the outstanding principal on the promissory notes was $42,257.  On the same date, the conversion rights granted as a result of the modification of the promissory notes had a fair value in excess of the outstanding principal.  As a consequence, the Company recognized a loss of $42,257 on the modification of this debt.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

8.

Promissory notes payable to a related party (continued):

(a)

(continued)

On August 29, 2007, the lender assigned $38,661 (C$41,000) of the promissory notes together with accrued interest of $6,747 (C$7,155) to a corporation controlled by a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the promissory note together with accrued interest of $7,469 (C$7,492) into 34,530 shares of common stock of the Company and a warrant to purchase 34,530 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

On September 28, 2007, the lender agreed to convert the remaining $6,978 (C$7,000) promissory note together with accrued interest of $1,285 (C$1,289) into 5,902 shares of common stock of the Company and a warrant to purchase 5,902 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

(b)

During 2006 the Company received cash consideration of $143,828 (C$162,500) in exchange for the issuance of 10% promissory notes. During 2007, the Company received an additional $45,967 (C$54,000) in cash consideration from the lender in exchange for the issuance of 10% demand promissory notes.

Accrued interest of $Nil (December 31, 2006 - $3,347) has been included in accrued liabilities at December 31, 2007.

The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

At the date of issuance in 2006, the conversion feature of some of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $143,828.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $143,828 for the year ended December 31, 2006.

The conversion feature of the promissory notes issued in 2007 was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $45,967.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount had been recorded as additional paid-in capital.  The promissory notes were accreted to their face value through a charge to interest expense of $45,967.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

8.

Promissory notes payable to a related party (continued):

(b)

(continued)

On August 29, 2007, the lender assigned $147,572 (C$156,500) of the promissory notes together with accrued interest of $16,962 (C$17,988) to a corporation controlled by a director of the Company and a $4,715 (C$5,000) promissory note together with accrued interest of $368 (C$390) to a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the $156,016 (C$156,500) of promissory notes together with accrued interest of $19,214 (C$19,274) into 241,633 shares of common stock of the Company and a warrant to purchase 120,817 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.  On September 28, 2007, the director of the Company agreed to convert the $4,985 (C$5,000) promissory note together with accrued interest of $387 (C$389) into 7,675 shares of common stock of the Company and a warrant to purchase 3,838 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

On September 28, 2007, the lender or assignees agreed to convert the remaining $54,830 (C$55,000) of promissory notes together with accrued interest of $5,351 (C$5,368) into 85,974 shares of common stock of the Company and a warrant to purchase 42,989 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

(c)

During the three months ended June 30, 2007, the Company received cash consideration of $12,741 in exchange for the issuance of a 10% demand promissory note.

The promissory note and accrued interest is convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

The conversion feature of the promissory note issued was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $9,369.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital.  The promissory note was accreted to its face value through a charge to interest expense.

On August 29, 2007, the lender assigned the promissory note and accrued interest to a corporation controlled by a director of the Company.  On September 28, 2007, the corporation controlled by a director of the Company agreed to convert the promissory note into 18,880 shares of common stock of the Company and a warrant to purchase 9,440 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

8.

Promissory notes payable to a related party (continued):

(c)

(continued)

On September 28, 2007, the intrinsic value of the warrants issued on conversion of the promissory note was $2,988.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense .

(d)

Under the terms of a 10% promissory note for advances made to the Company prior to 2006, the Company could repay all amounts of principal and interest at any time without penalty or bonus.  The promissory note was denominated in Canadian dollars.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003, the lender had a right to convert all amounts of principal and interest to common stock of the Company at the rate of one common share for each $1.05 Canadian of debt converted or at such lower rate paid by any third party dealing at arm’s length with the Company.  In addition, as long as at least $100,000 Canadian of principal and interest was outstanding, the lender had certain rights related to management and direction of the Company.  The lender had agreed that the promissory note together with accrued interest would be convertible, at the lender’s option, into 615,618 common shares of the Company.

On January 24, 2006, the lender assigned $183,839 of the promissory note and accrued interest to a director of the Company and a corporation controlled by a director of the Company and assigned the balance of the promissory note and accrued interest of $377,024 to unrelated parties.  Subsequent to the assignment of the promissory note and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 201,787 common shares of the Company and the unrelated parties converted the $377,024 to 413,831 common shares of the Company.

9.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the year ended December 31, 2007, the Company issued 2,180,961 shares of common stock pursuant to the transactions described below:

On October 12, 2007, the Company issued 1,151,972 shares of common stock on the conversion of promissory notes and accrued interest (notes 7(d), 7(e), 7(f), 7(g), 8(a), 8(b) and 8(c)).

On September 5, 2007, the Company issued 73,319 shares of common stock to a consultant as payment for $48,000 of services provided to the Company (note 9(b)(xiv)).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(a)

Common stock transactions (continued):

In September 2007, the Company issued 47,808 shares of common stock on the conversion of $31,299 of promissory notes and accrued interest (note 7(i)).

During the three months ended September 30, 2007, the Company issued 417,857 shares of common stock pursuant to the terms of promissory notes (notes 7(b), 7(f), 7(g) and 7(h)).

On August 8, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of twelve months.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant (note 9(b)(vii)).

On July 25, 2007, the Company issued 71,429 of common stock pursuant to the terms of a consulting agreement (note 9(b)(vi)).

On July 13, 2007, the Company issued 42,858 shares of common stock to a consultant as payment for services (note 9(b)(xiii).

On April 13, 2007, the Company issued 17,858 shares of common stock to an investment banker to provide financing services to the Company.  The fair value of the 17,858 shares of common stock was estimated at $21,250 on the date the shares were issued and has been included in general and administrative expense for the three months ended June 30, 2007.

In April 2007, the Company issued 36,429 shares of common stock pursuant to a fee agreement with a financial advisor to provide financing services.  The fair value of the 36,429 shares of common stock was estimated at $42,375 on the dates that the fees were earned and has been included in general and administrative expense for the three months ended June 30, 2007.

On March 16, 2007, the Company issued 28,572 shares of common stock and warrants to purchase 14,286 shares of common stock of the Company on the conversion of a $20,000 promissory note (note 4(b)).  The warrants are exercisable at $2.10 per share and expire on December 31, 2010 (note 7(e)).

On February 9, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 107,143 shares of common stock to the consultant (note 9(b)(xii)).

On January 11, 2007, the Company issued 14,286 shares of common stock pursuant to the terms of a promissory (note 7(a)).

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant (note 9(b)(xi)).

During the year ended December 31, 2007, no share issuance costs (Year ended December 31, 2006 - $450) were incurred and recorded as a charge to additional paid-in capital.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(a)

Common stock transactions (continued):

During the year ended December 31, 2006, the Company issued 1,868,610 shares of common stock pursuant to the transactions described below:

On August 2, 2006, $55,000 of promissory notes together with accrued interest of $915 were converted into 79,879 shares of common stock of the Company and a warrant to purchase 39,940 shares of common stock of the Company (note 7(l)).  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

Issued 214,286 shares of common stock of the Company to an unrelated party to provide investor relations services for the Company for the period to July 31, 2007 (note 9(b)(xiv)).

During July and August 2006, the Company issued 250,000 shares of common stock of the Company at $0.70 per share and warrants to purchase 125,000 shares of common stock of the Company at $2.10 per share for cash consideration of $175,000.  The warrants expire on December 31, 2010.

On April 19, 2006, $250,811 of promissory notes payable together with accrued interest to April 19, 2006 of $2,340 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 180,822 shares of common stock of the Company and a warrant to purchase 180,822 shares of common stock of the Company (note 7(m)).  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

On April 19, 2006, $80,000 of promissory notes together with accrued interest to April 19, 2006 of $3,567 were assigned to another party.  Subsequent to this assignment, the other party converted the promissory notes and accrued interest into 59,691 shares of common stock of the Company and a warrant to purchase 29,846 shares of common stock of the Company in accordance with the original conversion provisions (note 7(d)).  In addition, the Company agreed to issue an additional warrant to purchase 29,845 shares of common stock of the Company.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

On January 24, 2006, $183,839 of the promissory note payable to a related party and accrued interest thereon was assigned to a director of the Company and a corporation controlled by a director of the Company.  The balance of the promissory note payable to a related party and accrued interest of $377,024 was assigned to unrelated parties.  Subsequent to the assignment of the promissory notes payable to a related party and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 201,787 shares of common stock of the Company and the unrelated parties converted the $377,024 to 413,831 shares of common stock of the Company (note 8(d)).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(a)

Common stock transactions (continued):

On January 24, 2006, $680,370 of promissory notes payable together with accrued interest to January 15, 2006 of $62,922 was assigned to a number of unrelated parties.  Subsequent to the assignment, the promissory notes and accrued interest were converted to 424,742 shares of common stock of the Company and a warrant to purchase 424,742 shares of common stock of the Company (note 7(j)).  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

On January 24, 2006, in connection with the cancellation of a consulting agreement to provide investor communication and public relations services to the Company, the Company issued 43,572 shares of common stock to the consultant or its assignees at $1.54 per share (note 9(b)(xv)).

At December 31, 2005, $31,000 remained as a credit to common stock to be issued for services in stockholders’ deficiency with respect to an obligation to issue 14,286 shares of common stock at $2.17 per share for services rendered and recognized in general and administrative expenses in 2005.  In March 2006, the provider of the services agreed to waive the right to receive the 14,286 shares of common stock.  As a consequence, the $31,000 credit to common stock to be issued for services was transferred to additional paid-in-capital.

(b)  Warrants and common stock pursuant to consulting agreements and other obligations:

i)

On December 27, 2007, the Company entered into a consulting agreement to purchase general advisory services until June 30, 2009.  As consideration for these services, the Company issued a fully vested warrant to purchase 214,286 shares of common stock of the Company at $1.40 per share.  The warrant expires on December 27, 2011.  The fair value of the warrant was calculated as $110,477 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 119%, and an expected life of 4 years.  Of this amount, $802 was included in general and administrative expense.  $73,365 and $36,309 have been included in prepaid expenses and deferred consulting services at December 31, 2007, respectively and will be included in general and administrative expense as services are rendered from January 1, 2008 to June 30, 2009.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(ii)

On December 31, 2007, the Company issued a warrant to purchase 1,429 shares of common stock of the Company to a consultant for marketing services rendered to the Company in 2007.  The warrant is exercisable at $2.10 per share and expires on December 31, 2011.   The fair value of the warrant was calculated as $1,460 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.26%; expected volatility of 119%, and an expected life of 4 years.  The $1,460 has been included in sales and marketing expense.

(iii)

On November 27, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer.  As consideration for these services, the Company issued a warrant to purchase 428,572 shares of common stock of the Company at $2.10 per share.  The warrant expires on October 31, 2011 and vests as follows: 142,858 on March 31, 2008, 142,857 on September 30, 2008 and 142,857 on March 31, 2009.  The fair value of the warrant was calculated as $285,473 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.05%; expected volatility of 121%, and an expected life of 2.4 years.  Of this amount, $19,809 has been included in research and development expense.  The balance of $265,664 will be included in research and development expense as services are rendered in 2008 and 2009.

(iv)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Financial Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 has been included in general and administrative expense.  The balance of $243,205 will be included in general and administrative expense as services are rendered in 2008 and 2009.

(v)

On October 4, 2007, the Company issued a fully vested warrant to purchase 14,286 shares of common stock of the Company at $2.10 per share to a director.  The warrant expires on September 30, 2011.  The fair value of the warrant was calculated as $18,554 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  $18,554 has been included in general and administrative expense.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

       (vi) On June 28, 2007, the Company entered into an agreement with a consultant, who was subsequently appointed President and Chief Executive Officer of the Company, to provide corporate finance services to the Company until June 30, 2009.  As consideration for these services, the Company agreed to pay the consultant $7,500 for the month of June 2007 and $7,500 per month commencing when the Company had raised $500,000 in financing.  Once the Company had raised $2,100,000 in financing, the fee to the consultant would increase to $15,000 per month.  In July 2007, the Company raised $500,000 and by September 2007, the Company raised $2,100,000 in financing.  In October 2007, the fee to the consultant was increased to $20,000 per month.

In addition, the Company agreed to issue 71,429 shares of common stock to the consultant and a warrant to purchase 214,286 shares of common stock at $0.70 per share until June 28, 2011.  The fair value of the 71,429 shares of common stock was estimated at $65,000 on the date of the agreement and is included in general and administrative expense.  The fair value of the warrant was calculated as $157,501 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 5.02%; expected volatility of 116%, and an expected life of 4 years.  The fair value of the warrant was included in general and administrative expense.

Pursuant to the terms of the consulting agreement described above, the Company agreed to reduce the exercise price on 424,742 Class C warrants from $2.10 per share to $0.70 per share once the Company had raised $500,000 in financing.  On July 5, 2007, the Company reduced the exercise price on the 424,742 Class C warrants from $2.10 per share to $0.70 per share.  As a consequence, the Company recognized a loss of $65,306 on the reduction of the price of the Class C warrants from $2.10 per share to $0.70 per share.

On July 25, 2007, the Company agreed to modify the consulting agreement and appointed the consultant as President and Chief Executive Officer of the Company.  Pursuant to this modification, the Company agreed to issue a fully vested warrant to the consultant to purchase 142,858 shares of common stock of the Company at $1.40 per share and stock options to purchase 107,143 shares of common stock at $1.40.  The warrant expires on July 25, 2011.  The stock options vest over the period to July 25, 2010 and expire at various dates to July 25, 2014.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(vi) (continued)

The fair value of the warrant was calculated as $50,316 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.74%; expected volatility of 115%, and an expected life of 2 years.  The fair value of $50,316 has been included in general and administrative expense.

On October 24, 2007, the Company cancelled the 107,143 stock options described above.  On the same date, the President and Chief Executive Officer was issued a fully vested warrant to purchase 107,143 shares of common stock of the Company at $1.40.  The warrant expires on October 31, 2011.  On the date of issue of the warrant to purchase 107,143 shares of common stock of the Company, the unrecognized compensation cost related to the 107,143 stock options that had not fully vested was $54,095.  As a consequence, the Company has included a charge of $54,095 in general and administrative expense.

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the President and Chief Executive Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 has been included in general and administrative expense.  The balance of $243,205 will be included in general and administrative expense as services are rendered in 2008 and 2009.

(vii)

On August 8, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until August 7, 2008.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $90,000 on August 8, 2007.  Of the total estimated fair value, $35,754 has been included in general and administrative expenses and $54,246 has been included in prepaid expenses at December 31, 2007.  The balance in prepaid expenses will be recognized as an expense on a straight-line basis as services are rendered from January 1, 2008 to August 7, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(viii)

On August 1, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer until July 31, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a fully vested warrant to purchase 142,858 shares of common stock of the Company at $1.75 per share.  The warrant expires on July 31, 2011.  The fair value of the warrant was calculated as $80,556 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 114%, and an expected life of 2 years.  The fair value of $80,556 has been included in research and development expense.  In October 2007, the fee to the consultant was increased to $15,000 per month.

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Technical Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $371,071 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  On November 12, 2007, the Chief Technical Officer resigned and forfeited the warrant for 285,715 shares.  As a consequence, no expense has been recorded with respect to this warrant.

On October 24, 2007, the Company issued a warrant to purchase 357,143 shares of common stock of the Company at $2.10 per share to the Chief Technical Officer.  The warrant expires on October 31, 2011 and vests as follows: 128,572 on March 31, 2008, 114,286 on September 30, 2008 and 114,285 on March 31, 2009.  The fair value of the warrant was calculated as $486,518 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.87%; expected volatility of 122%, and an expected life of 2.5 years.  On November 12, 2007, the Chief Technical Officer resigned and forfeited the warrant for 357,143 shares.  As a consequence, no expense has been recorded with respect to this warrant. .

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

 (ix)

On August 14, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Executive Vice President Sales until August 15, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 142,858 shares of common stock of the Company at $1.75 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.  The fair value of the warrant was calculated as $83,096 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.17%; expected volatility of 124%, and an expected life of 2.5 years.  In October 2007, the fee to the consultant was increased to $15,000 per month.  On December 11, 2007, the Executive Vice President Sales resigned and forfeited the warrant for 142,858 shares.  As a consequence, no expense has been recorded with respect to this warrant.

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Executive Vice President Sales.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $371,071 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  On December 11, 2007, the Executive Vice President resigned and forfeited the warrant for 285,715 shares.  As a consequence, no expense has been recorded with respect to this warrant.

On October 24, 2007, the Company issued a warrant to purchase 357,143 shares of common stock of the Company at $2.10 per share to the Executive Vice President Sales.  The warrant expires on October 31, 2011 and vests as follows: 128,572 on March 31, 2008, 114,286 on September 30, 2008 and 114,285 on March 31, 2009.  The fair value of the warrant was calculated as $486,518 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.87%; expected volatility of 122%, and an expected life of 2.5 years.  On December 11, 2007, the Executive Vice President resigned and forfeited the warrant for 357,143 shares.  As a consequence, no expense has been recorded with respect to this warrant.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(x)

On August 15, 2007, the Company entered into an agreement with a consultant in Canada to provide services consistent with that of Chief Marketing Officer until August 15, 2008.  As consideration for these services, the Company agreed to pay the consultant C$10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 142,858 shares of common stock of the Company at $1.75 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.  The fair value of the warrant was calculated as $83,169 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.29%; expected volatility of 124%, and an expected life of 2.5 years.  Of this amount, $10,482 has been included in sales and marketing expense for the three months ended September 30, 2007 and $15,038 has been included in sales and marketing expense for the period from October 1, 2007 to December 5, 2007.  In October 2007, the fee to the consultant was increased to C$15,000 per month.  On December 5, 2007, the Chief Marketing Officer resigned and forfeited the warrant for 142,858 shares.  As a consequence, the $25,520 included in sales and marketing expense with respect to this warrant was reversed.

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Marketing Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $371,071 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  On December 5, 2007, the Chief Marketing Officer resigned and forfeited the warrant for 285,715 shares.  As a consequence, no expense has been recorded with respect to this warrant.

(xi)

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $120,000 on January 10, 2007.  $120,000 has been included in general and administrative expenses for the year ended December 31, 2007.

(xii)

On February 9, 2007, the Company entered into a consulting agreement to purchase investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 107,143 shares of common stock to the consultant.  If the Company had not cancelled the agreement prior to April 8, 2007, the Company had also agreed to issue 64,286 shares of common stock to the consultant on April 8, 2007 and 42,857 shares of common stock to the consultant on June 9, 2007.

On April 2, 2007, the Company cancelled the agreement.  The fair value of the 107,143 shares of common stock issued to the consultant was estimated at $127,500 on February 9, 2007.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

 (b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(xii)

$127,500 has been included in general and administrative expenses for the year ended December 31, 2007

(xiii)

On December 12, 2006, the Company entered into a service agreement to purchase investor relations and communications services for a twelve month period.  As   compensation for these services, the Company agreed to issue a warrant for the purchase of 22,143 shares of common stock of the Company at $2.10 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company could elect to make the monthly payments in cash and shares of common stock calculated at a price of $1.05 per share provided that the cash component of each monthly payment is at least $5,000.

The fair value of the 22,143 warrants was calculated as $22,574 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 107%, and an expected life of 4.05 years.  Of this amount, $1,175 was included in general and administrative expense for the year ended December 31, 2006 and $5,567 was included in general and administrative expenses for the three months ended March 31, 2007.  In July 2007, the service agreement was cancelled and the service provider agreed to forfeit the 22,143 warrants.  As a consequence, the balance of $15,832 was included in general and administrative expense for the three months ended June 30, 2007.

The Company elected to make the initial payment pursuant to this agreement in cash of $5,000 and 4,762 shares of common stock of the Company.  At December 31, 2006, the 4,762 shares of common stock had a fair value of $6,667 which has been included in common stock to be issued for services and other obligations.  Of the total obligation of $11,667 at December 31, 2006, $7,151 was included in general and administrative expense for the year ended December 31, 2006 and the balance of $4,516 was included in general and administrative expense in January 2007.

In January 2007, the consultant agreed to modify the payment terms of the agreement to allow the Company to make monthly payments of $10,000 entirely in shares of common stock for a five month period commencing on January 12, 2007.  For the period from January 12 to April 12, 2007, the Company was obligated to issue 38,096 shares of common stock pursuant to this modification.  The estimated fair value of the common stock was $52,999 which is recorded in general and administrative expense. In July 2007, the service agreement was cancelled and the service provider agreed to forfeit any fees for services subsequent to April 12, 2007.

On July 13, 2007, the Company issued 42,858 shares of common stock to the consultant pursuant to this service agreement.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)

Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(xiv)

On August 14, 2006, the Company entered into a consulting agreement to purchase investor relations services for the period to July 31, 2007.  As consideration for these services, the Company issued 214,286 shares of common stock of the Company and made a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement.  Under anti-dilution provisions in the agreement, the Company agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

The fair value of the 214,286 shares of common stock was estimated at $300,000 on the date the shares were issued.  At December 31, 2006, the Company was obligated to issue an additional 6,031 shares of common stock pursuant to the anti-dilution provisions.  The fair value of these 6,031 additional shares was estimated at $8,443 and was included in common stock to be issued for services and other obligations at December 31, 2006.  On May 24, 2007, the consultant agreed to cancel the consulting agreement and forfeit any shares owing under the anti-dilution provisions.  On that date, the Company was obligated to issue an additional 22,513 shares of common stock pursuant to the anti-dilution provisions with an estimated fair value of $28,978.  Of the total estimated fair value of $328,979 at May 24, 2007, $122,146 was included in general and administrative expenses for the year ended December 31, 2006 and $88,012 was included in general and administrative expenses for the three months ended March 31, 2007.  The balance of $118,821 was included in general and administrative expenses for the three months ended June 30, 2007.   In addition, the consultant agreed to terminate the cash payments at May 31, 2007.  On that date, the Company was obligated to pay $48,000 to the consultant for unpaid fees from October 1, 2006 to May 31, 2007.  The Company agreed to pay these fees to the consultant on the earliest of December 31, 2007 or within five days of the Company raising $1.5 million in financing.  On September 5, 2007, the Company issued 73,319 shares of common stock as payment for the obligation of $48,000.

(xv)

On November 22, 2004, the Company entered into a consulting agreement with an unrelated party to provide investor relations services to the Company for the period from November 22, 2004 to December 31, 2008.  As compensation for these services, the Company agreed to issue 428,572 warrants for the purchase of common stock at $3.50 per share expiring on December 31, 2009.  On January 17, 2005, the Company issued 214,286 Series A warrants and 214,286 Series B warrants pursuant to this consulting agreement.

The Series A warrants could be exercised at any time on or before December 31, 2009 at an exercise price of $3.50 per share or by means of a cashless exercise provision if there was no effective registration statement registering the resale of the underlying shares.  The fair value of the Series A warrants was calculated as $982,198 using the Black Scholes option pricing model with the following weighted average assumptions:  expected dividend yield 0%; risk-free interest rate of 3.6%; expected volatility of 145%, and an expected life of 5.11 years.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other obligations (continued):

(xv)

The Series B warrants could be exercised at any time after July 31, 2006 at an exercise price of $3.50 per share or by means of a cashless exercise provision if there was no registration statement registering the resale of the underlying shares.  The Series B warrants could be exercised prior to July 31, 2006 if the Company had not terminated the consulting agreement and the Company had received at least $2,000,000 of investment from any and all sources during the period from July 1, 2004 to July 31, 2006.  In accordance with EITF 96-18 “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the lowest aggregate fair value of the Series B warrants was used for recognition purposes.  At January 24, 2006, no services had been rendered.

On January 24, 2006, the Company cancelled the consulting agreement and included the balance of the estimated fair value of $717,483 in general and administrative expenses.  On the same date, the Company cancelled the Series A and Series B warrants.   As compensation for cancellation of the Series A warrants, the Company issued 43,572 shares of common stock.  On January 24, 2006, the fair value of the 43,572 shares of common stock was $67,100 based on a share price of $1.54 per share on that date.  The $67,100 has been accounted for as a capital transaction.

(c)

Warrants pursuant to other obligations:

(i)

On September 10, 2007, three employees of the Company agreed to release the Company from an obligation to pay approximately $201,681 of unpaid salary, bonuses, commissions and vacation pay in exchange for a cash payment of $22,500 and the issuance of a warrant to purchase 42,858 shares of common stock of the Company at $1.05 per share to each of the three employees.  The warrant expires on September 10, 2011.  On the date of issue, the fair value of the warrants was calculated as $85,066 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  For the three months ended September 30, 2007, $85,066 has been included in general and administrative expense with respect to the issuance of the warrants.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(c)   Warrants pursuant to other obligations (continued):

(ii)

On September 10, 2007, the Company cancelled 71,429 fully vested stock options with an exercise price of $3.57 per share and 35,715 stock options that had not fully vested with an exercise price of $1.75 per share held by a director of the Company.  On the same date, the director was issued a fully vested warrant to purchase 71,429 shares of common stock of the Company at $3.57 per share and a fully vested warrant to purchase 35,715 shares of common stock of the Company at $1.75 per share.  Each of the warrants expire on September 10, 2011.  On the date of issue, the fair value of the warrant to purchase 71,429 shares of common stock of the Company was calculated as $47,405 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  On the same date, the fair value of the 71,429 fully vested stock options was $43,721 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  As a consequence, the Company has included a charge of $3,684 to general and administrative expense for the three months ended September 30, 2007.  On the date of issue of the warrant to purchase 35,715 shares of common stock of the Company, the unrecognized compensation cost related to the 35,715 stock options that had not fully vested was $22,896.  As a consequence, the Company has included a charge of $22,896 to general and administrative expense.

(d)

Stock option plan:

Under the Company’s Stock Option Plan (the “Plan”), up to 714,286 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At December 31, 2007, there were 107,469 additional shares available for grant under the Plan.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(d)

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

During the year ended December 31, 2007, there were 107,143 stock options granted to an officer and director and 301,439 stock options granted to employees.  During the year ended December 31, 2006, there were 157,143 stock options granted to officers and directors and 77,858 stock options granted to employees.

The per share weighted-average fair value of the stock options granted to employees during the years ended December 31, 2007 and 2006 calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	2007	2006
Options granted	408,582	235,001
Expected volatility	122%	125%
Expected dividends	Nil	Nil
Expected term (years)	4.0	4.0
Risk-free rate	4.08%	4.48%
Per share weighted average grant date fair value	$1.68	$1.40

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(d)

Stock option plan:

A summary of amounts recognized in the consolidated financial statements with respect to the Plan are as follows:

	2007	2006
Amounts charged against income, before income tax benefit	$98,573	$200,543
Amount of related income tax benefit recognized in income	Nil	Nil

The impact of adoption of SFAS 123R for the year ended December 31, 2007 was an increase in net loss of $101,854.  This increase in net loss per share was not material.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(d)

Stock option plan:

A summary of share option activity under the Plan as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	2007
	Options	Weighted average exercise price ($)	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Options outstanding, January 1, 2007	537,877	$ 2.52	4.4	$49,941
Granted in 2007	408,582	$ 1.66	3.9	-
Forfeited in 2007	(125,001)	$ 2.93	-	-
Cancelled in 2007	(214,641)	$ 2.18	-	-
Options outstanding, December 31, 2007	606,817	$ 1.96	4.4	$52,359
Options exercisable, December 31, 2007	216,023	$ 2.38	2.6	$44,929

	2006
	Options	Weighted average exercise price ($)	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Options outstanding, January 1, 2005	347,500	$ 3.01	4.3	-
Granted in 2006	235,001	$ 1.40	5.1	-
Forfeited in 2006	(44,624)	$ 2.31	-	-
Options outstanding, December 31, 2006	537,877	$ 2.52	4.4	$49,941
Options exercisable, December 31, 2006	241,299	$ 2.80	3.4	$49,941

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

9.

Stockholders’ deficiency (continued):

(d)

Stock option plan (continued):

The total fair value of shares vested during the year ended December 31, 2007 was $378,370 (December 31, 2006 - $302,630).

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Number outstanding at 12/31/07	Weighted average remaining contractual term	Number exercisable at 12/31/07
$ 0.07	25,737	0.6 years	25,737
1.05	51,254	2.6 years	31,254
1.26	7,143	4.7 years	2,858
1.393	72,146	5.0 years	–
1.40	84,288	5.7 years	–
1.75	120,717	4.1 years	41,785
2.17	10,713	3.6 years	7,287
2.31	125,002	5.8 years	–
2.80	11,958	3.6 years	11,958
3.01	5,001	3.2 years	3,358
3.57	71,428	3.5 years	71,428
4.20	10,715	3.3 years	10,715
4.55	7,143	3.2 years	7,143
5.25	3,572	3.0 years	2,500
Total	606,817	4.4 years	216,023

At December 31, 2007, there was $362,215 of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized in expense over a weighted average period of approximately 1.6 years.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

10.

Research and development:

______________________________________________________________________________________

2007

2006

______________________________________________________________________________________

Incurred during the year

$

763,012

$

542,927

Less: investment tax credits

(53,265)

(52,563)

______________________________________________________________________________________

$

709,747

$

490,364

______________________________________________________________________________________

11.

Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

______________________________________________________________________________________

2007

2006

______________________________________________________________________________________

Deferred tax asset:

Net operating loss carry forwards

$

2,595,200

$

1,389,000

Investment tax credit carry forwards

369,400

228,400

Unclaimed scientific research and experimental

   development

477,500

334,300

Property and equipment and other

50,000

15,800

________________________________________________________________________________

Total gross deferred tax asset

3,492,100

1,967,500

Valuation allowance

(3,492,100)

(1,967,500)

______________________________________________________________________________________

Net deferred taxes

$

–

$

–

______________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

11.

Income taxes (continued):

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate to the net loss as a result of the following:

	2007	2006
Expected tax rate	34%	34%
Expected tax recovery	$(1,898,600)	$(1,069,055)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	1,524,600	444,400
Change in enacted tax rates and foreign exchange	(95,100)	115,055
Cancellation of consulting agreement	-	243,900
Compensation expense (recovery)	227,100	66,200
Investment tax credits carry forwards	(147,200)	(71,100)
Unpaid salaries	(32,100)	30,400
Loss on extinguishment and modification of debt	16,200	186,800
Loss on embedded derivatives	289,000	-
Loss on re-pricing of warrants	22,200	-
Interest expense	13,300	47,500
Difference between U.S. and Canadian tax rates	86,600	13,500
Canadian provincial differences	(6,000)	(7,600)
	$ -	$ -

The Company has net operating loss carry forwards available to be applied against Canadian taxable income and which expire as follows:

______________________________________________________________________________________

2008

$

260,800

2009

378,900

2010

469,500

2014

478,300

2015

836,500

2026

562,100

2027

820,000

2028

731,300

______________________________________________________________________________________

$

4,537,400

______________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

 11.

Income taxes (continued):

The Company has net operating loss carry forwards which are significantly restricted and are not considered to be available to be applied against U.S. taxable income.  The Company has other losses which can be applied against U.S. taxable income and which expire as follows:

______________________________________________________________________________________

2023

$

26,600

2024

86,300

2025

644,100

2026

567,200

2027

  2,438,500

______________________________________________________________________________________

$

3,762,700

______________________________________________________________________________________

12.

Net loss per share:

As the Company incurred a net loss during the years ended December 31, 2007 and 2006, the loss and diluted loss per common share is based on the weighted average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

______________________________________________________________________________________

Number of shares issued upon:

2007

2006

______________________________________________________________________________________

Exercise of options to purchase common stock

606,817

537,877

Conversion of promissory notes

4,045,181

283,006

Exercise of warrants to be issued on conversion

of promissory notes

–

166,418

Exercise of Series A warrants

28,572

28,572

Exercise of Series C warrants

424,742

424,742

Exercise of Series D warrants

240,526

240,526

Exercise of Series E warrants

214,286

–

Exercise of Series F warrants

142,858

–

Exercise of Series G warrants

128,574

–

Exercise of Series H warrants

71,429

–

Exercise of Series I warrants

35,715

–

Exercise of Series J warrants

179,229

–

Exercise of Series K warrants

319,425

–

Exercise of Series L warrants

142,858

–

Exercise of Series M warrants

571,430

–

Exercise of Series N warrants

14,286

–

Exercise of Series O warrants

428,572

–

Exercise of Series P warrants

107,143

–

Exercise of Series Q warrants

214,286

–

Exercise of Series R warrants

1,429

–

Exercise of other warrants

2,907,145

187,083

Pursuant to financing agreement

–

14,286

Pursuant to consulting agreements

–

10,793

______________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recognized as of December 31, 2007 and 2006.

(b)

Commitments:

Operating leases

The Company has entered into an operating lease agreement for office space in the U.S. that expires on July 31, 2008.  The Company has entered into two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs for all leases, are approximately as follows: 2008 - $122,794; 2009 - $117,194 and 2010 - $107,428.  Rent expense for operating leases for the years ended December 31, 2007 and 2006 was $113,091 and $96,412, respectively.

14.

Financial instruments:

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes payable and promissory notes payable to a related party approximate fair value due to the short term to maturity of these instruments.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

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

External revenues attributable to geographic areas based on the location of the customer are as follows:

______________________________________________________________________________________

2007

2006

______________________________________________________________________________________

United States

$

286,293

$

452,404

Canada

50,620

21,316

Europe

72,978

27,518

______________________________________________________________________________________

The Company’s assets are located as follows:

______________________________________________________________________________________

2007

2006

______________________________________________________________________________________

Canada

$

450,373

$

285,603

United States

2,121,077

212,212

______________________________________________________________________________________

16.

Statement of cash flows:

Change in non-cash operating working capital:

______________________________________________________________________________________

2007

2006

______________________________________________________________________________________

Accounts receivable

$

(5,689)

$

78,491

Investment tax credits receivable

(79,178)

(51,357)

Contracts-in-process

–

5,677

Prepaid expenses and deferred charges

(29,228)

(2,332)

Accounts payable

138,561

65,592

Accrued liabilities

(105,559)

185,851

Deferred revenue

969

 4,760

______________________________________________________________________________________

$

(80,124)

$

286,682

______________________________________________________________________________________

17.

Economic dependence:

For the year ended December 31, 2007, four customers account for 66% of revenue (2006 - four customers account for 83% of revenue).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006

(In U.S. dollars)

18.  Subsequent events:

(a)

Effective January 22, 2008, the Company entered into an agreement with a consultant to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.  On March 19, 2008, the Company granted a warrant to the consultant to purchase 200,000 shares of common stock at $1.00 per share.  The warrant vests on a quarterly basis until March 15, 2009 and expires on March 15, 2012.

(b)

On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period provided that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.

(c)

In February 2008, the Company entered into an agreement to purchase software and related support services for $184,708 including financing charges.  Of this amount, $25,000 was due in February 2008 and the balance is payable in four installments of $39,927 each on May 1, 2008, August 1, 2008, November 1, 2008 and February 1, 2009.

(d)

On February 14, 2008, the Company repaid a promissory note in the amount of $99,980 (C$100,000) together with accrued interest of $14,374 (C$14,376).

(e)

On February 14, 2008, the Company received notification that a supplier had commenced legal action against the Company.  The action is for $24,000 for services rendered by the supplier to the Company.

(f)

On February 18, 2008, the Company received a non-repayable grant of $8,891 (C$8,959) from the Government of Canada pursuant to an employment development program.  On February 28, 2008, the Company received a repayable contribution of $88,015 (C$85,944) from the Government of Canada pursuant to a business development program.  This repayable contribution is non-interest bearing and requires equal monthly payments over a five year period commencing January 1, 2009.

(g)

On February 21, 2008, the Company granted a warrant to purchase 10,000 shares of common stock of the Company to a consultant at $1.10 per share. The warrant vests as follows: 5,000 on July 31, 2008 and 5,000 on December 31, 2008.  The warrant expires on February 15, 2012.

(h)

On March 6, 2008, the Company agreed to issue 41,357 shares of common stock to a supplier for services rendered in the amount of $50,000.

(i)

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.  In addition, the Company agreed to issue 345,000 shares of common stock of the Company and a warrant to purchase 655,000 shares of common stock of the Company at $0.01 per share.  The warrant expires on March 15, 2012.

(j)

Effective February 8, 2008, the Company amended its articles of incorporation to effect a reverse stock split at a ratio of one for seven of the issued and outstanding shares of common stock of the Company.  The amendment also reduced the number of authorized common stock of the Company at a ratio of one for seven.  The stock split affects all of the Company's outstanding stock, stock options and warrants outstanding on the record date. The consolidated financial statements have been retroactively adjusted to reflect the stock split for all periods presented.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act").  Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-KSB annual report.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

In addition, and in connection with the audit of our consolidated financial statements for the year ended December 31, 2007, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the beginning of the period covered by this report.

Lack of segregation of duties.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  There is one full-time person and one part-time person involved in processing of transactions.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management.

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the consolidated financial statements and Forms 10-QSB and 10-KSB.  This deficiency resulted in errors in the Company’s preliminary 2007 consolidated financial statements, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this report.

Signing authority with respect to corporate bank accounts.

Our Company bank accounts in California require only the signature of the President and CEO.  As a result, we are relying on the integrity of our President and CEO with respect to disbursements from our Company bank accounts in California.  Our Chief Financial Officer monitors our Company bank accounts in California on a regular basis.  However, there can be no assurance that unauthorized or unsupported transactions will not occur.

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

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Item 8B.  Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers,

Name	Age	Position
Edward Munden	56	Director and Chairman of the Board

David Morris	38	Director, President and Chief Executive Officer

Larry Bruce	49	Chief Financial Officer, Secretary & Treasurer

Edward Munden    Edward Munden was appointed Director, Chairman, President and Chief Executive Officer in October 2003.  Mr. Munden resigned as President and Chief Executive Officer in July 2007.  He is a Director of Capital House Corporation (“Capital House”), which he co-founded in February 1989.  In 1994, Mr. Munden co-founded DevX Energy, Inc. (“DevX”) as a Dallas based independent NASDAQ-traded public energy company engaged in the exploration, development and acquisition of oil and natural gas properties.  Mr. Munden held senior level positions with DevX including Director, Chairman, President and CEO until August 2001.  Prior to his involvement with the Company, Capital House and DevX, Mr. Munden held positions in the mining industry with Eldorado Nuclear Limited from 1980 to 1989, the manufacturing industry with Proctor and Gamble Company of Canada from 1978 to 1980, and the oil and natural gas industry with Union Oil of Canada Limited from 1974 to 1976.  Mr. Munden is also a director of two mineral exploration companies; Mustang Minerals Corporation whose shares are traded on the TSX Venture Exchange in Canada and Aquila Resources Inc. (formerly known as JML Resources Limited) whose shares are traded on the TSE in Canada.  Mr. Munden is a professional engineer and holds a Bachelor of Science degree in Engineering and a Masters of Business Administration from Queens University in Kingston, Canada.

David Morris  David Morris was appointed our President and Chief Executive Officer in July 2007.   In his 15 year investment banking and fund management career, Mr. Morris has actively invested in numerous early stage technology companies.  In addition, he has had executive responsibility for sales in several companies. From 2004 to present, he served as CEO and Founder of Aodmorris & Associates Consulting, a consulting company for financial services and technology companies. From 2006 through 2007, he was Vice President of the Capital Markets Division of Brandintel, where he was charged with the responsibility of designing and launching new Internet technology and research for hedge fund managers; creating vision, strategy planning and managing sales efforts that lead to increased profitability.  From 2002 through 2004, he was the Vice President of Corporate Sales and President of International Affairs for Excambria Corp., an Internet travel technology company.  Mr. Morris has also held senior staff positions at Bear-Stearns, Morris Investment Management, Bluestone Merchant Bank and Prudential Services.

Larry Bruce With the exception of the period from September 30, 2005 to February 3, 2006, Mr. Bruce has been with Blink Logic since 2000.  Prior to joining Blink Logic, Mr. Bruce was Vice President Finance for Tartan Land Corporation and Tartan Homes from 1990 to 2000.   He was Controller for Tartan Group from 1989 to 1990.  Mr. Bruce was also a manager in the Entrepreneurial Services Group of Ernst & Young from 1988 to 1989 and had various staff positions with Ernst & Young in both the Ottawa and Toronto offices from 1981 to

1984 and 1987 to 1988.  Mr. Bruce is a Canadian Chartered Accountant, Canadian Certified Management Accountant and Certified Public Accountant (Illinois) and holds a B.B.A. (Hons.) from Bishop’s University.

There are no family relationships among any of our Directors and Executive Officers.

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

Summary Compensation Table

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Morris, David Director, President and Chief Executive Officer (1)	2007	$93,750	$50,000	$65,000	$337,364	0	0	0	$546,114
Munden, Edward Director, Chairman, President and Chief Executive Officer (2)	2007 2006	$37,270 $79,474	0 0	0 0	$73,489 $59,007	0 0	0 0	$21,533 0	$132,292 $138,481
Bruce, Larry Chief Financial Officer, Secretary and Treasurer (3)	2007	$104,637	$50,927	0	$100,281	0	0	$21,533	$277,378

(1)   Mr. Morris was appointed President and Chief Executive Officer on July 25, 2007.  He was appointed a Director on August 24, 2007.  Cash compensation in 2007 was $143,750.  The balance of compensation of $402,364 includes the estimated fair value of stock grants and grants of stock options and warrants during 2007.

(2)   Mr. Munden voluntarily resigned as President and Chief Executive Officer on July 25, 2007.  Cash compensation in 2007 was $58,803 which included $21,533 for settlement of unpaid compensation for services provided to the Company in 2007 and prior years.  The balance of compensation of $73,489 includes the estimated fair value of warrants issued to a corporation controlled by Mr. Munden in 2007.  The estimated fair value includes $28,355 for a warrant issued for settlement of unpaid compensation for services provided to the Company in 2007 and prior years and $18,554 received for services as a Director of the Company.

(3)   Cash compensation in 2007 was $177,097 which included $21,533 for settlement of unpaid compensation for services provided to the Company prior to 2007 and a bonus which included compensation for services provided to the Company in 2007 and prior years.  The balance of compensation of $100,281 includes the estimated fair value of warrants issued to Mr. Bruce in 2007.  The estimated fair value includes $28,355 for a warrant issued for settlement of unpaid compensation for services provided to the Company in 2007 and prior years.

The following table sets forth information with respect to those executive officers listed above, concerning outstanding equity awards at December 31, 2007:

Outstanding Equity Awards at Fiscal Year-End

Option Awards
(a)	(b)	( c)	(d)	(e)	(f)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Morris, David	214,286 107,143 142,858 142,859 100,000 (1)	0 0 0 0 185,715 (1)	0 0 0 0 0	$0.70 $1.40 $1.40 $0.70 $2.10	June 28, 2011 October 31, 2011 July 25, 2011 December 31, 2010 September 30, 2011
Munden, Edward (2)	42,858 71,429 35,715 14,286	0 0 0 0	0 0 0 0	$1.05 $3.57 $1.75 $2.10	September 10, 2011 September 10, 2011 September 10, 2011 September 30, 2011
Bruce, Larry	17,143 12,143 0 0 100,000 (1) 42,858	0 0 12,143 (3) 11,429 (4) 185,715 (1)	0 0 0 0 0	$1.05 $1.75 $1.75 $1.75 $2.10 $1.05	August 13, 2008 January 31, 2011 January 31, 2012 January 31, 2013 September 30, 2011 September 10, 2011

(1)

100,000 vested on December 31, 2007, 92,858 vest on June 30, 2008 and 92,857 vest on December 31, 2008.

(2)

Held by a corporation controlled by Mr. Munden.

(3)

Vested on January 31, 2008.

(4)

Vest on January 31, 2009.

The following table sets forth compensation with respect to our Directors

Director Compensation

(a)	(b)	( c)	(d)	(e)	(f)	(g)	(j)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Munden, Edward (1)	$15,000	0	$18,554	0	0	0	$33,554
Carter, Don (2)	0	0	0	0	0	0	0
Harper, Craig (3)	0	0	0	0	0	0	0
Morris, David (4)	0	0	0	0	0	0	0

(1)

A corporation controlled by Mr. Munden was paid $15,000 for services of Mr. Munden as a Director for the period from October 1, 2007 to December 31, 2007.  In addition, this corporation was granted a fully vested warrant on October 4, 2007 to purchase 14,286 of common stock at $2.10 per share.  The warrant expires on September 30, 2011.

(2)

Resigned as a Director on October 4, 2007.  On his resignation, Mr. Carter forfeited 7,143 stock options to purchase 7,143 shares of our common stock at $1.75 per share.  These options were granted during 2006.  Mr. Carter was not compensated for his services as a Director in 2007.

(3)

Appointed as a Director on October 5, 2007 and resigned as a Director on November 12, 2007.  Mr. Harper was not compensated for his services as a Director in 2007.

(4)

Appointed as a Director on August 24, 2007.  Mr. Morris was compensated for his services as President and Chief Executive Officer in 2007 and not separately compensated for his services as a Director in 2007.

Effective October 1, 2007, Directors who are not officers of the Company are compensated for acting in their capacity as directors as follows:

•

$40,000 per annum payable $10,000 on the 1st day of each calendar quarter for services as Chairman of the Board

•

$20,000 per annum payable $5,000 on the 1st day of each calendar quarter for services as a Director

•

For each year of service as a Director, a warrant to purchase 14,286 shares of common stock for four years at a price to be determined on the date of grant for each year of service as a Director

In addition, Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements

There is currently an employment agreement in place with David Morris.  There is no employment agreement between us and our Chief Financial Officer.

Employee Benefit Plans

The Company currently has an employee benefit plan for employees in the U.S. and Canada covering health, dental, vision care, life insurance and long-term disability.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 14, 2008, by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who beneficially owns more than five percent of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC. The percentage ownership of each beneficial owner is based on 6,571,565 outstanding shares of common stock. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage Ownership

Edward Munden	921,659	(2,4)	13.3%
30 Metcalfe Street, Suite 620
Ottawa, Ontario, K1P 5L4

David Morris	779,289	(2,3,7)	10.7%
955 Via Casitas
Greenbrae, CA, 94094

Larry Bruce	249,375	(3,5)	3.7%
75 Stinson Avenue Nepean, Ontario, K2H 6N6

Denes Bartakovich	412,499	(6)	6.2%
92 Blackshire Circle
Ottawa, Ontario, K2J 3M5

Dean Delis	652,473		9.9%
2929 Campus, Suite 175
San Mateo, CA, 94403

The Del Mar Consulting Group, Inc. and affiliates	339,924		5.2%
2455 El Amigo Road
Del Mar, CA, 92014

All executive officers and Directors as a group	1,950,323		24.9%

Notes:

1.  Based on 6,571,565 shares of common stock issued and outstanding as at March 14, 2008 and includes for each person, the shares issuable upon exercise of options and warrants within 60 days of March 14, 2008.

2.  Director.

3.  Executive Officer.

4.  Includes 13,472 shares of common stock held by spouse and 534,016 shares of common stock held by a corporation controlled by Mr. Munden.  A corporation controlled by Mr. Munden also holds 374,171 warrants to purchase common stock with exercise prices ranging from $1.05 to $3.57 per share and expiry dates up to September 30, 2011.

5.  Includes 30,802 shares of common stock, 184,287 options and warrants to purchase common stock and 34,286 shares of common stock held by family members.  Mr. Bruce holds an additional 11,429 options to purchase common stock at an exercise price of $1.75 per share that vest on January 31, 2009 and expire on January 31, 2013.  In addition, Mr. Bruce holds 185,715 warrants with an exercise price of $2.10 per share which vest from June 30, 2008 to December 31, 2008 and expire on September 30, 2011.

6.  Includes 273,927 shares held by a family trust, 95,714 options to purchase common stock and 42,858 warrants.  Mr. Bartakovich holds an additional 11,429 options to purchase common stock at an exercise price of $1.75 that vest on January 31, 2009 and expire on January 31, 2013.  As of March 14, 2008, Mr. Bartakovich is not an Executive Officer of the Company.  Mr. Bartakovich is an employee of the Company.

7.  Includes 72,143 shares of common stock and 707,146 warrants with exercise prices ranging from $0.70 per share to $2.10 per share and expiry dates up to October 31, 2011.  In addition, Mr. Morris holds 185,715 warrants with exercise price of $2.10 per share which vest from June 30, 2008 to December 31, 2008 and expire on September 30, 2011.

Item 12.  Certain Relationships and Related Transactions and Director Independence.

(a)

Certain transactions with Capital House Corporation:

Under the terms of a 10% promissory note for cash advances made to us prior to 2004, we were indebted to Capital House Corporation (the “Lender”) for $555,800 at December 31, 2005 including accrued of interest of $83,573.  In accordance with the terms of a Memorandum of Agreement dated February 21, 2003 (the “Memorandum”), the Lender had a right to convert all amounts of principal and interest pursuant to this promissory note into 615,618 common shares of the Company.  In addition, the Memorandum provided the Lender with certain rights related to management and direction of the Company as long as at least $100,000 Canadian of principal and interest was outstanding pursuant to the promissory note.  On January 24, 2006, the Lender assigned $183,839 of this promissory note and accrued interest to a director of the Company and a corporation controlled by a director of the Company and assigned the balance of the promissory note and accrued interest of $377,024 to unrelated parties.  Subsequent to the assignment of the promissory note and accrued interest, the director and the corporation controlled by a director of the Company converted the $183,839 to 201,787 common shares of the Company and the unrelated parties converted the $377,024 to 413,831 common shares of the Company.

In addition, we were indebted to the Lender for $41,624 at December 31, 2005 including accrued interest of $351 pursuant to 10% promissory notes for cash advances made to us in 2005.  No payments of principal or interest were made on these notes in 2006.  On April 19, 2006, the terms of these promissory notes were modified by waiving the repayment and security provisions related to specific customer invoices.  As consideration for the modification, we agreed to permit the Lender, at its option, to convert the promissory notes and accrued interest into shares of common stock of the Company at a price of $1.40 per share plus a warrant for the purchase of the number of shares received by the lender on conversion.  The warrants are exercisable at $2.10 per share and expire on December 31, 2010.

During 2006, we received additional cash consideration of $143,828 from the Lender in exchange for the issuance of 10% promissory notes.  No payments of principal or interest were made on these notes in 2006.  The promissory notes and accrued interest are convertible, at the option of the Lender, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

At December 31, 2006, we were indebted to the Lender in the amount of $188,449 (C$210,500) including accrued interest of $7,824 (C$9,118).

During the nine months ended September 30, 2007, the Lender advanced $58,708 (C$68,000) to the Company.

On August 29, 2007, the Lender assigned $186,233 (C$197,500) of the promissory notes together with accrued interest to Nexxt Capital Corp., a corporation controlled by Mr. Munden, a Director of the Company. On the same date, the Lender assigned a $12,741 promissory note to Nexxt Capital Corp. and a $4,985 (C$5,000) promissory note together with accrued interest to Don Carter, a Director of the Company at that time.

On September 28, 2007, Nexxt Capital Corp. converted the $186,233 (C$197,500) of promissory notes and the $12,741 promissory notes together with accrued interest into 295,043 shares of our common stock and warrants to purchase 164,787 shares of our common stock at $2.10 per share until December 31, 2010.  On the same date, Mr. Carter converted the $4,985 (C$5,000) promissory note and accrued interest into 7,675 shares of our common stock and a warrant to purchase 3,838 shares of our common stock at $2.10 per share until December 31, 2010.

On September 28, 2007, the Lender or assignees converted $61,808 (C$62,000) of promissory notes and accrued interest into 91,876 shares of our common stock and warrants to purchase 48,891 shares of our common stock at $2.10 per share until December 31, 2010.

On August 29, 2007, Synergistic Affiliates Inc., an unrelated party, assigned $55,000 of promissory notes and accrued interest to Nexxt Capital Corp.  On September 28, 2007, Nexxt Capital Corp. converted the notes and accrued interest into 82,024 shares of our common stock and warrants to purchase 41,012 shares of our common stock at $2.10 per share until December 31, 2010.

(b)

Director Independence:

The following provides details on our Board of Directors:

Name	Title
Munden, Edward (1)	Chairman
Morris, David (2)	President & Chief Executive Officer
Carter, Don (3)	Vice President
Harper, Craig (4)	Chief Technical Officer

(1)

Resigned as President & Chief Executive Officer of the Company on July 25, 2007.

(2)

Appointed to the Board of Directors on August 24, 2007.  Appointed as President & Chief Executive Officer on July 25, 2007.

(3)

Resigned as a Director and Vice President on October 4, 2007.

(4)

Appointed to the Board of Directors on October 5, 2007 and resigned as a Director on November 12, 2007.  Appointed as Chief Technical Officer on August 1, 2007 and resigned on November 12, 2007.

At December 31, 2007, the Company had two Directors (Mr. Munden and Mr. Morris).  Mr. Munden is “independent” as that term is defined under the National Association of Securities Dealers Automated Quotation system.  Mr. Morris is not considered by the Company to be independent due to his position as an executive officer.  The Company does not have a compensation, nominating or audit committee.

Item 13.

Exhibits.

SEC Ref. No.    Title of Document

3.1

Articles of Incorporation (1)

3.2

Articles of Merger (2)

3.3

By-laws (1)

3.4

Certificate of Amendment to Articles of Amendment to the Articles of Incorporation (6)

4.1

Common Stock Purchase Warrant (3)

4.2

Form of Original Issue Discount Senior Secured Convertible Debentures (3)

10.1

Securities Purchase Agreement dated September 28, 2007 (3)

10.2

Security Agreement dated September 28, 2007 (3)

10.3

Registration Rights Agreement dated as of September 28, 2007 (3)

10.4

Subsidiary Guarantee dated as of September 28, 2007 (3)

10.5

Consulting Agreement dated as of June 28, 2007 (4)

10.6

Amendment to Consulting Agreement dated as of July 25, 2007 (4)

10.7

Consulting Agreement dated as of August 1, 2007 (4)

10.8

Consulting Agreement dated as of August 14, 2007 (5)

10.9

Consulting Agreement dated as of August 15, 2007 (5)

10.10

Settlement Agreement dated as of September 10, 2007 (5)

10.11

Settlement Agreement dated as of September 10, 2007 (5)

10.12

Settlement Agreement dated as of September 10, 2007 (5)

10.13

Agreement for Investor Relations Services dated January 22, 2008 (7)

10.14

Independent Consulting Agreement dated March 14, 2008 (7)

10.15

Amendment to Agreement for Investor Relations Services dated March 20, 2008 (7)

21.1

List of Subsidiaries of the Company (1)

31.1

Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer, Secretary & Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer, Secretary & Treasurer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to the Company's Annual Report on Form 10KSB (File No. 001-05996), effective April 30, 2004

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective November 8, 2007.

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective on October 3, 2007

(4)  Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File 001-05996) effective on August 14, 2007

(5)  Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File 333-147286), filed November 9, 2007

(6)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-05996) effective on February 1, 2008.

(7)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996), effective March 20, 2008

Item 14.

  Principal Accountant Fees and Services

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as fees charged by the independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and the fees charged by the independent public accountants in 2007 and 2006 were pre-approved by the board of directors.  The following table sets out fees billed by the Company’s independent public accountants for each of the previous two fiscal periods:

Description of services	Fees billed for 12 months ended December 31, 2007	Fees billed for 12 months ended December 31, 2006

Audit Fees (1)	$127,960	$90,631
Audit-related Fees (2)	-	-
Tax Fees (3)	$14,260	$2,230

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

President and Chief Executive Officer

Dated: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President, Chief Executive Officer and Director

(principal executive officer)

Dated: April 15, 2008

/s/   Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated:  April 15, 2008