Form 10-Q
period 2008-03-31
BLINK LOGIC INC.
filed 2008-05-15
CIK 81350

OMB APPROVAL
OMB Number: 3235-0070 Expires: May 31, 2008 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the quarterly period ended March 31, 2008

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT  For the transition period from _________ to _________

BLINK LOGIC INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	001-05996	91-0835748
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1038 Redwood Highway, Mill Valley, CA	94941
(Address of principal executive offices)	(Zip Code)

(415) 389-1625

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2008, 6,957,922 shares of the registrant’s common stock were outstanding.

SEC 1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PAGE

ITEM 1.

Financial Statements

Consolidated Balance Sheets as of March 31, 2008

and December 31, 2007

  4

Consolidated Statements of Operations for the Three Month

Periods Ended March 31, 2008 and 2007

  5

Consolidated Statements of Cash Flows for the Three Month

Periods Ended March 31, 2008 and 2007

  6

Notes to Consolidated Financial Statements

  7

ITEM 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

24

ITEM 3.

Quantitative and Qualitative Disclosures about Market Risk

29

ITEM 4.

Controls and Procedures

29

ITEM 4T.

Controls and Procedures

29

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

31

ITEM 1A.

Risk Factors

31

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

ITEM 3.

Defaults Upon Senior Securities

32

ITEM 4.

Submission of Matters to a Vote of Security Holders

32

ITEM 5.

Other Information

32

ITEM 6.

Exhibits

32

Signatures

33

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BLINK LOGIC INC.

Three months ended March 31, 2008 and 2007

BLINK LOGIC INC.

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(In U.S. dollars)

_______________________________________________________________________________________________________

March 31,

December 31,

2008

2007

_______________________________________________________________________________________________________

(Unaudited)

(Audited)

Assets

Current assets:

Cash and cash equivalents

$

823,422

$

1,949,862

Accounts receivable

88,770

110,820

Investment tax credits receivable

72,774

206,970

Contracts in process

7,810

-

Prepaid expenses (note 7(b)(ix))

238,790

181,652

_______________________________________________________________________________________________________

1,231,566

2,449,304

Deferred consulting services and other prepaid expenses

4,087

36,309

Deferred charges (note 5(c))

15,966

41,845

Property and equipment (note 4)

165,764

43,992

_______________________________________________________________________________________________________

$

1,417,383

$

2,571,450

_______________________________________________________________________________________________________

Liabilities and Stockholders’ Deficiency

Current liabilities:

Accounts payable

396,879

376,024

Accrued liabilities

266,689

354,562

Other account payable (note 4)

150,835

-

Current portion of long-term debt (note 5)

1,076,508

632,757

Embedded derivatives liability (note 5(c))

4,743,676

2,015,848

Deferred revenue

26,648

40,013

_______________________________________________________________________________________________________

6,661,235

3,419,204

Long-term debt (note 5)

102,873

29,407

Stockholders’ deficiency (note 7):

Common stock, $0.001 par value. Authorized 42,857,143;

   issued and outstanding 6,957,922 shares at March 31,

   2008 and 6,571,565 shares at December 31, 2007

46,384

45,998

Additional paid-in capital

13,855,847

12,095,569

Accumulated other comprehensive loss

(347,009)

(347,009)

Deficit

(18,901,947)

(12,671,719)

_______________________________________________________________________________________________________

(5,346,725)

(877,161)

Basis of presentation (note 2(a))

Guarantees and commitments (note 10)

Subsequent event (note 15)

_______________________________________________________________________________________________________

$

1,417,383

$

2,571,450

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC.

Consolidated Statements of Operations

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_______________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2008

2007

_______________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Revenues:

Services

$

26,546

$

112,223

Products

-

30,558

_______________________________________________________________________________________________________

26,546

142,781

Cost of revenues:

Cost of services

9,530

24,235

_______________________________________________________________________________________________________

Gross profit

17,016

118,546

Expenses:

General and administrative

1,999,753

445,865

Research and development (note 8)

269,128

129,739

Sales and marketing

700,574

125,013

Depreciation of property and equipment

22,776

1,079

_______________________________________________________________________________________________________

2,992,231

701,696

_______________________________________________________________________________________________________

(2,975,215)

(583,150)

Other income (expenses):

Interest income

11,438

3,395

Interest expense

(541,701)

(121,446)

Loss on embedded derivatives (note 5(c))

(2,727,828)

-

       Foreign exchange gain (loss)

3,078

(465)

_______________________________________________________________________________________________________

(3,255,013)

(118,516)

_______________________________________________________________________________________________________

Net loss

(6,230,228)

(701,666)

Other comprehensive loss:

Currency translation adjustment

-

(9,662)

_______________________________________________________________________________________________________

Comprehensive loss

$

   (6,230,228)

$

(711,328)

_______________________________________________________________________________________________________

Net loss per common share - basic and

    diluted (note 9)

$

(0.94)

$

(0.16)

_______________________________________________________________________________________________________

Weighted-average number of common shares

    outstanding

6,618,267

4,570,977

_______________________________________________________________________________________________________

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC.

Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_______________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2008

2007

_______________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net loss

$

(6,230,228)

$

(701,666)

Items not involving cash:

Depreciation of property and equipment

22,776

1,079

Interest expense

523,547

121,446

Stock-based compensation expense

198,564

37,481

Stock-based consulting fees

1,694,214

284,177

Amortization of deferred charges (note 5(c))

25,879

-

Loss on embedded derivatives

2,727,828

-

Change in non-cash operating working capital

(71,819)

133,669

_______________________________________________________________________________________________________

Net cash used in operating activities

(1,109,239)

(123,814)

Cash flows from financing activities:

Proceeds from long-term debt

88,015

56,000

Repayments of long-term debt

(99,980)

-

Proceeds from promissory notes payable to a related party

-

45,967

Bank overdraft

-

5,071

_______________________________________________________________________________________________________

Net cash provided by financing activities

(11,965)

107,038

Effects of exchange rates on cash and cash equivalents

(5,236)

(6,381)

_______________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(1,126,440)

(23,157)

Cash and cash equivalents, beginning of period

1,949,862

23,157

_______________________________________________________________________________________________________

Cash and cash equivalents, end of period

$

823,422

$

-

_______________________________________________________________________________________________________

Supplemental information to Consolidated Statements of Cash Flows:

For the three months ended March 31, 2008, the Company paid interest of $18,154 (Three months ended March 31, 2007 - $Nil).

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

1.

General:

Blink Logic Inc. (the “Company”) was incorporated in the State of Washington on June 5, 1968 as Quad Metals Corporation (“Quad”).  Quad became a Nevada incorporated company on December 11, 2002 when it merged with its wholly-owned subsidiary.  The Company was renamed DataJungle Software Inc. on November 18, 2003.  Effective November 2, 2007, DataJungle Software Inc. changed its name to Blink Logic Inc.  The name change to Blink Logic Inc. was effected by forming Blink Logic Inc., a wholly-owned subsidiary of DataJungle Software Inc., and having Blink Logic Inc. merge into DataJungle Software Inc.

The Company develops and markets a web-based front-end dashboard software product for leading business intelligence platforms.  The product allows an end-user to create highly visual and interactive dashboard views on top of their existing databases and data cubes without significant involvement from specialized software programmers.

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements as at and for the year ended December 31, 2007 except for the adoption of SFAS 157 which was effective January 1, 2008 as described in note 2(c).

The consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the three months ended March 31, 2008 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2008.  Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2007.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $5,429,669 as at March 31, 2008 and has incurred a loss of $6,230,228 and negative cash flow from operations of $1,109,239 for the three months then ended.  As of March 31, 2008, the Company has an accumulated deficit of $18,901,947 which results in a stockholders’ deficiency of $5,346,725.  The Company did not make monthly payments of $226,111 on its debentures due on March 28, 2008 and April 28, 2008. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital by June 2008 and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 2

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s financial position and or results of operations and may result in ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.

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

(b)

Foreign currency translation:

The functional currency of the Company is the U.S. dollar.  Effective January 1, 2008, the Company adopted the U.S. dollar as the functional currency of its subsidiary as it was determined that the subsidiary is a direct and integral component of the operations of the Company and no longer a self-contained entity due to the ongoing financial resources required by the subsidiary from the Company.  Monetary assets and liabilities have been measured in U.S. dollars using the exchange rates in effect at the balance sheet date.  Non-monetary assets and liabilities have been measured in U.S. dollars on the dates the assets were acquired or liabilities were assumed.  Revenues and expenses have been measured in U.S. dollars using the average exchange rate for the period.  All other gains and losses on measurement in U.S. dollars are reflected in income when incurred.  Translation adjustments for periods prior to January 1, 2008 have been included in accumulated other comprehensive loss and translated amounts for non-monetary assets and liabilities at December 31, 2007 have been used as the accounting basis for those assets or liabilities subsequent to December 31, 2007.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 3

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

2.

Summary of significant accounting policies (continued):

(b)

Foreign currency translation (continued):

Prior to January 1, 2008, the functional currency of the Company’s subsidiary was the Canadian dollar and the financial statements of the subsidiary were translated into U.S. dollars using the current rate method.  Under this method, assets and liabilities were translated into U.S. dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses were translated into U.S. dollars using the average exchange rate for the period.  Gains and losses were reported as a separate component of accumulated other comprehensive loss.

(c)

Fair value measurements:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At March 31, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to each measurement are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s assumptions about current market conditions.  The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

Level 3 — Valuations derived from valuation techniques, in which one or more significant inputs are unobservable.

The adoption of SFAS 157 required additional disclosure in the notes to the consolidated financial statements which are contained in note 14.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 4

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

3.

Comprehensive loss:

Comprehensive loss includes the net loss and other comprehensive loss (“OCL”).  OCL refers to changes in net assets from transactions and other events and circumstances other than transactions with stockholders.  These changes are recorded directly as a separate component of stockholders’ deficiency and excluded from net loss.  The only comprehensive loss item for the Company relates to foreign currency translation gains and losses resulting from the consolidation of the financial statements of the Company’s Canadian subsidiary for periods prior to January 1, 2008.  No foreign currency adjustments were recorded to comprehensive loss for the three months ended March 31, 2008 due to the adoption of the U.S. dollar as the functional currency of the Company’s subsidiary as explained in note 2(b).

4.

Other account payable:

On February 28, 2008, the Company purchased $141,520 of software and $32,419 of related support services.  On that date, the Company and the supplier entered into a payment plan agreement (“Payment Plan”) under which the Company paid $25,000 on February 28, 2008 and the balance is payable in four installments of $39,927 each on May 1, 2008, August 1, 2008, November 1, 2008 and February 1, 2009.  These blended principal and interest payments include interest at 14.52%.

5.

Long-term debt:

_______________________________________________________________________________________________________

March 31,

December 31,

2008

2007

_______________________________________________________________________________________________________

(Unaudited)

(Audited)

Promissory note, payable on August 5, 2009, bearing interest at 10% per annum, unsecured (note 5(a))

$

36,196

$

29,407

Promissory note, payable on December 31, 2007, denominated in

   Canadian dollars (C$100,000) bearing interest at 12% per

   annum, secured by an assignment of investment tax credits

   receivable (note 5(b))

-

100,878

Debentures, payable on September 28, 2009, non-interest

   bearing, secured by a floating charge on all assets of the

   Company (note 5(c))

1,059,460

531,879

Repayable contribution to the Government of Canada, denominated in Canadian dollars (C$85,944), non-interest bearing (note 5(d))

83,725

-

_______________________________________________________________________________________________________

$

1,179,381

$

662,164

Less:  current portion of long-term debt

1,076,508

632,757

_______________________________________________________________________________________________________

$

102,873

$

29,407

_______________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 5

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Long-term debt (continued):

Additional terms and conditions related to long-term debt are as follows:

(a)

On August 6, 2007, the Company received cash consideration of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.  During the three months ended March 31, 2008, $3,781 was paid to the lender

As consideration for the advance of funds to the Company by the lender, the Company agreed to grant 64,286 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $97,433 of the cash consideration received by the Company was allocated to the promissory notes and $52,567 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.

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

The promissory note is being accreted to face value on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended March 31, 2008, $6,789 was charged to interest expense and in 2007, $7,618 was charged to interest expense.

Accrued interest of $3,740 (December 31, 2007 - $3,781) has been included in accrued liabilities at March 31, 2008.

(b)

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

Accrued interest of $Nil (December 31, 2007 - $12,785) has been included in accrued liabilities at March 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 6

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Long-term debt (continued):

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

The Company did not make the monthly payments of $226,111 due on March 28, 2008 and April 28, 2008.  On May 15,  2008, the lenders agreed to amend the terms of the debentures   In addition, the lenders agreed to waive their rights to demand payment of the debentures and waive any interest and penalties due as a result of not making the payments as described above (note 15).

As consideration for advance of the funds, the Company agreed to grant warrants to the lenders to purchase 2,907,145 shares of common stock of the Company at $1.96 per share.  The warrants expire on September 28, 2012.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $256,794 of the cash consideration received by the Company was allocated to the debentures, $1,165,759 was allocated to the embedded derivatives and $2,077,447 was allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures in 2007.  At December 31, 2007, the estimated value of the embedded derivatives was $2,015,848.  At March 31, 2008, the estimated value of the embedded derivatives was $4,743,676.  As a consequence, a loss on the embedded derivatives of $2,727,828 has been recognized for the three months ended March 31, 2008.

The debentures are being accreted to the face value of $4,070,000 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended March 31, 2008, $527,581 was charged to interest expense pursuant to this accretion.

The Company incurred $109,675 in costs in 2007 in connection with the issuance of the debentures.  Of this amount, $67,830 was included as a charge to general and administrative expenses in 2007 and $25,879 was included as a charge to general and administrative expenses for the three months ended March 31, 2008 pursuant to the amortization of these charges.  The balance of $15,966 has been included in deferred charges at March 31, 2008 and will be included in general and administrative expenses on an effective interest rate basis during the period from April 1, 2008 to September 28, 2009.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 7

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

5.

Long-term debt (continued):

(d)

On October 31, 2007, the Company entered into an agreement with the Government of Canada whereby the Company would be advanced up to 75% of eligible costs to a maximum of $370,475 (C$350,000) pursuant to a business development program.  On February 28, 2008, the Company received $88,015 (C$85,944) pursuant to this agreement.  Under the terms of the agreement, the Company is obligated to make equal monthly repayments of $6,175 (C$5,833) over a five year period commencing on January 1, 2009.

In addition, the Company received a non-repayable grant of $8,891 (C$8,959) on February 18, 2008 from the Government of Canada pursuant to a employment development program.  The $8,891 (C$8,959) has been accounted for as a reduction of sales and marketing expenses for the three months ended March 31, 2008.

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

At March 31, 2008, there were 283,829 additional shares available for grant under the Plan.

For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes option pricing model based on certain assumptions including the expected term of the options, expected volatility of the underlying stock over the expected term of the options and the risk-free interest rate.  The expected term of the options has been estimated by using the historical term of options.  Historical volatility of the Company’s shares is used as a basis for projecting the expected volatility of the underlying stock.  The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata value of the award that has vested.

During the three months ended March 31, 2008 and 2007, there were no stock options granted by the Company.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 8

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

A summary of amounts recognized in the consolidated financial statements with respect to the Plan is as follows:

	Three months ended March 31, 2008	Three months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Amounts charged against income, before income tax benefit	$7,206	$37,481
Amount of related income tax benefit recognized in income	-	-

A summary of share option activity under the Plan as of March 31, 2008 and changes during the three months then ended is presented below:

_______________________________________________________________________________________________________

                                     2008

(Unaudited)

Options

Weighted

Weighted

Aggregate

Average

average

intrinsic

exercise

remaining

value

price ($)

contractual

term (Years)

_______________________________________________________________________________________________________

Options outstanding, January 1, 2008

606,817

$1.96

4.4

$ 52,359

Forfeited

(176,360)

$1.77

   -

 -

_______________________________________________________________________________________________________

Options outstanding, March 31, 2008

430,457

$2.08

3.7

$204,304

_______________________________________________________________________________________________________

Options exercisable, March 31, 2008

245,451

$2.34

2.6

$117,351

_______________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 9

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

6.

Stock option plan (continued):

The following table summarizes information about stock options outstanding at March 31, 2008:

_______________________________________________________________________________________________________

Options outstanding

Options exercisable

(Unaudited)

(Unaudited)

__________________________________________________________________________________________________

Weighted

Number

average

Number

Exercise

outstanding

remaining

exercisable

price

at 3/31/08

contractual term

at 3/31/08

__________________________________________________________________________________________________

$

0.07

25,737

0.4 years

 25,737

1.02

31,254

0.4 years

 31,254

1.05

2,857

5.4 years

-

1.393

33,575

4.8 years

-

1.40

60,715

5.5 years

-

1.75

103,500

3.8 years

71,356

2.17

7,287

2.9 years

7,287

2.31

55,715

5.6 years

-

2.80

11,958

3.3 years

11,958

3.01

5,001

2.9 years

5,001

3.57

71,428

3.2 years

71,428

4.20

10,715

3.0 years

10,715

4.55

7,143

3.0 years

7,143

5.25

3,572

2.7 years

3,572

__________________________________________________________________________________________________

Total

430,457

3.7 years

245,451

__________________________________________________________________________________________________

At March 31, 2008, there was $171,001 (March 31, 2007 - $153,083) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately 1.4 years.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 10

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the three months ended March 31, 2008, the Company issued 386,357 shares of common stock pursuant to the transactions described below:

(i)

On March 14, 2008, the Company entered into a consulting agreement to purchase investor communication and public relations services for a period of twelve months.  As consideration for these services, the Company issued 345,000 shares of common stock to the consultant.  The fair value of the 345,000 shares of common stock has been estimated at $534,750 and has been included in general and administrative expenses for the three months ended March 31, 2008.

(ii)

On March 20, 2008, the Company issued 41,357 shares of common stock to a consultant for $50,000 of recruiting services.   $50,000 has been included in sales and marketing expenses for the three months ended March 31, 2008.

(b)  Warrants pursuant to consulting and other agreements:

(i)

In addition to the shares issued in connection with the March 14, 2008 consulting agreement disclosed in note 7(a)(i), the Company issued a fully vested warrant to the consultant to purchase 655,000 shares of common stock at $0.01 per share until March 15, 2012.  The fair value of the warrant was calculated as $1,009,861 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.01%; expected volatility of 121%, and an expected life of 4 years.  $1,009,861 has been included in general and administrative expense for the three months ended March 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 11

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(b)  Warrants pursuant to consulting and other agreements (continued):

(ii)

Effective January 22, 2008, the Company entered into an agreement with a consultant to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.  On March 19, 2008, the Company granted a warrant to the consultant to purchase 200,000 shares of common stock at $1.00 per share.  The warrant vests in equal amounts of 50,000 shares of common stock on June 15, 2008, September 15, 2008, December 15, 2008 and March 15, 2009.  The warrant expires on March 15, 2012.

The fair value of the 50,000 warrants that vest on June 15, 2008 was calculated as $92,228 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.13%; expected volatility of 122%, and an expected life of 4 years.  Of this amount, $12,576 was included in general and administrative expenses for the three months ended March 31, 2008.

(iii)

On February 21, 2008, the Company granted a warrant to purchase 10,000 shares of common stock to a consultant at $1.10 per share. The warrant vests in equal amounts of 5,000 shares of common stock on July 31, 2008 and December 31, 2008.  The warrant expires on February 15, 2012.

The fair value of the 5,000 warrants that vest on July 31, 2008 was calculated as $9,123 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.08%; expected volatility of 123%, and an expected life of 3.9 years.  Of this amount, $2,210 was included in sales and marketing expenses for the three months ended March 31, 2008.

(iv)

On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period except that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.  The fair value of the warrant was calculated as $272,569 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.24%; expected volatility of 125%, and an expected life of 2.7 years.  Of this amount, $22,403 was included in sales and marketing expenses for the three months ended March 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 12

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

7.

Stockholders’ deficiency (continued):

(b)  Warrants pursuant to consulting and other agreements (continued):

(v)

On December 27, 2007, the Company entered into a consulting agreement to purchase general advisory services until June 30, 2009.  As consideration for these services, the Company issued a warrant to purchase 214,286 shares of common stock of the Company at $1.40 per share.  The warrant vests as follows: 35,715 shares of common stock on each of March 31, 2008 and June 30, 2008 and 35,714 shares of common stock at the end of each calendar quarter thereafter commencing on September 30, 2008 and ending on June 30, 2009. The warrant expires on December 27, 2011.  The fair value of the 35,715 warrants that vest on March 31, 2008 was calculated as $63,180 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.04%; expected volatility of 124%, and an expected life of 3.75 years.  Of this amount, $802 was expensed in 2007 and $62,378 has been included in sales and marketing expenses for the three months ended March 31, 2008.

(vi)

On November 27, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer.  As consideration for these services, the Company issued a warrant to purchase 428,572 shares of common stock of the Company at $2.10 per share.  The warrant expires on October 31, 2011 and vests as follows: 142,858 on March 31, 2008, 142,857 on September 30, 2008 and 142,857 on March 31, 2009.  The fair value of the warrant was calculated as $285,473 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.05%; expected volatility of 121%, and an expected life of 2.4 years.  Of this amount, $19,809 was included in research and development expenses in 2007 and $53,016 has been included in research and development expenses for the three months ended March 31, 2008.

(vii)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Financial Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 was included in general and administrative expenses in 2007 and $60,469 has been included in general and administrative expenses for the three months ended March 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 13

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

 7.

Stockholders’ deficiency (continued):

(b)  Warrants pursuant to consulting and other agreements (continued):

(viii)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the President and Chief Executive Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 was included in general and administrative expenses in 2007 and $60,469 has been included in general and administrative expenses for the three months ended March 31, 2008.

(ix)

On August 8, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until August 7, 2008.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $90,000 on August 8, 2007.  Of the total estimated fair value, $35,754 was included in general and administrative expenses in 2007 and $22,439 has been included in general and administrative expenses for the three months ended March 31, 2008.  The balance of $31,807 has been included in prepaid expenses at March 31, 2008 and will be recognized as an expense on a straight-line basis as services are rendered from April 1, 2008 to August 7, 2008.

8.

Research and development:

_______________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2008

2007

_______________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Costs incurred

$

276,633

$

139,887

Investment tax credits

(7,505)

(10,148)

_______________________________________________________________________________________________________

$

269,128

$

129,739

_______________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 14

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

9.

Net loss per common share:

As the Company incurred a net loss during the three months ended March 31, 2008 and 2007, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2008

2007

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

Options to purchase common stock

430,457

537,592

Conversion of debentures and promissory note

4,045,136

411,375

Warrants to be issued on the conversion of promissory notes

-

222,500

Exercise of Series A warrants

28,572

28,572

Exercise of Series C warrants

424,742

424,742

Exercise of Series D warrants

240,526

240,526

Exercise of Series E warrants

214,286

-

Exercise of Series F warrants

142,858

-

Exercise of Series G warrants

128,574

-

Exercise of Series H warrants

71,429

-

Exercise of Series I warrants

35,715

-

Exercise of Series J warrants

179,229

179,229

Exercise of Series K warrants

319,425

-

Exercise of Series L warrants

142,858

-

Exercise of Series M warrants

571,430

-

Exercise of Series N warrants

14,286

-

Exercise of Series O warrants

428,572

-

Exercise of Series P warrants

107,143

-

Exercise of Series Q warrants

214,286

-

Exercise of series R warrants

1,429

-

Exercise of other warrants

4,129,288

22,143

Common stock to be issued pursuant to consulting agreements

-

50,995

_________________________________________________________________________________________________________________

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 15

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

10.

Guarantees and commitments:

(a)  Guarantees:

The Company has entered into agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45 (“FIN 45”).  FIN 45 defines a guarantee to be a contract that contingently requires the Company to make payments (either in cash, financial instruments, other assets, common shares of the Company or through provision of services) to a third party based on changes in an underlying economic characteristic (such as interest rates or market value) that is related to an asset, liability or an equity security of the other party.  The Company has the following guarantee which is subject to the disclosure requirements of FIN 45.

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of March 31, 2008 and December 31, 2007.

(b)  Commitments:

Operating lease

The Company has entered into an operating lease agreement for office space in the U.S. that expires on July 31, 2008.  The Company has entered into two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs, are approximately as follows:  2008- $88,080; 2009 - $113,173 and 2010 - $103,742.

Rent expense for operating leases for the three months ended March 31, 2008 and 2007 was $33,466 and $22,622, respectively.

Investor relations services

Effective January 22, 2008, the Company entered into an agreement to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 16

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

11. Segmented reporting:

The Company operates in one dominant industry segment, which involves providing a web-based front-end dashboard software product for leading business intelligence platforms.

External revenues attributable to geographic areas based on the location of the customer are as follows:

_________________________________________________________________________________________________________________

Three months

Three months

ended

ended

March 31,

March 31,

2008

2007

_________________________________________________________________________________________________________________

(Unaudited)

(Unaudited)

United States

$

24,276

$

122,250

Canada

1,304

2,679

Europe

966

17,852

_________________________________________________________________________________________________________________

The Company’s assets are located as follows:

_________________________________________________________________________________________________________________

March 31,

December 31,

2008

2007

_________________________________________________________________________________________________________________

(Unaudited)

(Audited)

Canada

$

251,607

$

450,373

United States

1,165,776

2,121,077

_________________________________________________________________________________________________________________

12.  Economic dependence:

Two of the Company’s customers account for 80% of revenue for the three months ended March 31, 2008 (Three months ended March 31, 2007 – four customers account for 86% of revenue).

13.

Related party transactions:

The Chief Technical Officer of the Company is the President and minority owner of a company providing software development services to the Company.  During the three months ended March 31, 2008, this company charged $77,904 for these services.  Of this amount, $29,984 was included in accounts payable at March 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 17

Three months ended March 31, 2008 and 2007

(In U.S. dollars)

_____________________________________________________________________________________________________________________

14. Fair Value Measurements

The fair value of the Company’s financial liabilities at March 31, 2008 is as follows:

Liabilities:	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$4,743,676	$ -	$4,743,676

Valuation Methodology:

In determining the fair value of the embedded derivative liability, the Company uses a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  Since the Company uses observable inputs in its valuation of its embedded derivative liability, it is considered Level 2.

The fair value of the long-term debt is $3,532,459. In determining the fair value of the long-term debt, the Company uses a discounted cash flow method to estimate the fair value.  The Company has estimated discount rates based on similar debt instruments in determining the fair value.

The carrying value of cash and cash equivalents, accounts receivable, investment tax credits receivable, accounts payable and accrued liabilities approximate fair value due to the short term maturity of these instruments.

15.  Subsequent event:

On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of payments of $226,111 that were not made by the Company on March 28, 2008 and April 28, 2008.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this Quarterly Report (“Report”).  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.

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

You should carefully consider and evaluate all of these factors and the Risk Factors in our Annual Report on Form 10-KSB for the year ended December 31, 2007. In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America which often require the judgment of management in the selection and application of certain accounting principles and methods.  We consider the following accounting policies to be critical to an understanding of the financial position and results of operations for the Company discussed in this section because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements as at and for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB.

 (a)

Foreign currency translation:

Effective January 1, 2008, the Company adopted the U.S. dollar as the functional currency of the Company’s subsidiary:

The functional currency of the Company is the U.S. dollar.  Effective January 1, 2008, the Company adopted the U.S. dollar as the functional currency of its subsidiary as it was determined that the subsidiary is a direct and integral component of the operations of the Company and no longer a self-contained entity due to the ongoing financial resources required by the subsidiary from the Company.  Monetary assets and liabilities have been measured in U.S. dollars using the exchange rates in effect at the balance sheet date.  Non-monetary assets and liabilities have been measured in U.S. dollars on the dates the assets were acquired or liabilities were assumed.  Revenues and expenses have been measured in U.S. dollars using the average exchange rate for the period.  All other gains and losses on measurement in U.S. dollars are reflected in income when incurred.  Translation adjustments for periods prior to January 1, 2008 have been included in accumulated other comprehensive loss and translated amounts for non-monetary assets and liabilities at December 31, 2007 have been used as the accounting basis for those assets or liabilities subsequent to December 31, 2007.

Prior to January 1, 2008, the functional currency of the Company’s subsidiary was the Canadian dollar and the financial statements of the subsidiary were translated into U.S. dollars using the current rate method.  Under this method, assets and liabilities were translated into U.S. dollars using the exchange rate in effect at the balance sheet date.  Revenues and expenses were translated into U.S. dollars using the average exchange rate for the period.  Gains and losses were reported as a separate component of accumulated other comprehensive loss.

 (b)

Recently adopted accounting standards

(i)  SFAS No. 157

The Company adopted the provisions of Financial Accounting Standards Board Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures.  The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by SFAS 157 are included in Note 14, “Fair Value Measurements,” to the Company’s consolidated financial statements.

Results of Operations

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007

Revenues:  Revenues for the three months ended March 31, 2008 were $26,546 compared to $142,781 for the three months ended March 31, 2007.

Services revenue decreased from $112,223 in 2007 to $26,546 in 2008.  This decrease of approximately $85,700 results from a decrease in the number of service contracts in 2008 and $62,300 of this decrease results from one customer.

Product revenue decreased from $30,558 in 2007 to $Nil in 2008.  There were no product sales in 2008 due to a transition in our sales model from selling on-premises software licenses to selling a hosted on-demand web-based business intelligence service.

Gross profit:  Gross profit for the three months ended March 31, 2008 was $17,016 (64% of revenue) compared to $118,546 (83% of revenue) for the three months ended March 31, 2007.

In 2008, the gross profit on services was $17,016 (64% of services revenue) compared to $87,988 (78% of services revenue) in 2007.  The decrease in gross profit results primarily from the decrease in services contracts in 2008.  The decrease in gross profit on a percentage basis results from revenue in 2008 being more weighted to lower margin customer support contracts than in 2007.

General and administrative expenses:  General and administrative expenses for the three months ended March 31, 2008 were $1,999,753 compared to $445,865 for the three months ended March 31, 2007.  The increase in costs of approximately $1,553,900 includes the following significant items:

•

Increase in compensation costs of approximately $40,000 in 2008 compared to 2007.  This increase results from hiring a Chief Executive Officer in California in July 2007 at a higher level of compensation than the person located in Ottawa, Ontario who held that position prior to July 2007.

•

Increase in stock related compensation of approximately $111,700 in 2008 compared to 2007 resulting from the impact of awarding warrants to each of our Chief Executive Officer and Chief Financial Officer in October 2007.

•

Increase in expense for investor relations and communications services of approximately $1,293,700 in 2008 compared to 2007.  In March 2008, we entered into an agreement for these services and issued a warrant and shares of common stock to a consultant with an estimated fair value of $1,545,600.  In addition, we incurred costs of approximately $50,300 in 2008 for two other contracts for investor relations and communications services.  In 2007, we incurred costs of approximately $302,200 for these services.

•

Increase in legal expense of approximately $15,900 in 2008 compared to 2007 due primarily to engaging a securities law firm for ongoing services commencing October 2007.

•

Increase in accounting expense of approximately $18,300 in 2008 compared to 2007 due to general fee increases in 2008 and the use of part-time accounting assistance in 2008.

•

Increase in financing fees and other costs related to closing financing in September 2007 and filing a related Registration Statement on SEC Form SB-2 which was effective in December 2007 of approximately $25,900 in 2008 compared to 2007 due to the amortization of deferred charges in 2008.

•

Increase in rent expense of approximately $22,300 in 2008 compared to 2007 due to opening offices in Mill Valley, California and St. John’s, Newfoundland in mid to late 2007 and allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.  In addition, we incurred costs in 2008 related to an office in Florida used by one of our sales representatives.

•

Increase in consulting expense of approximately $17,900 in 2008 compared to 2007 resulting from compensation for services of the Chairman of the Board and use of a consultant for payroll services in the U.S.

•

Decrease of approximately $8,500 in bank charges in 2008 compared to 2007 resulting primarily from a decrease in interest and penalties on arrears in certain statutory employee tax payments in Canada.

•

Increase of approximately $16,700 in other costs in 2008 compared to 2007 including travel, insurance and telephone due primarily to opening of the offices in Mill Valley, California and St. John’s, Newfoundland.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended March 31, 2008 were $700,574 compared to $125,013 for the three months ended March 31, 2007.  The increase in costs of approximately $575,600 includes the following significant items:

•

Increase in compensation related costs of approximately $263,500 in 2008 compared to 2007 due primarily to a net increase in staff in the U.S. and St. John’s, Newfoundland and an increase in the allocation of our staff in Ottawa to sales and marketing activities.

•

Increase in stock related compensation of approximately $83,700 in 2008 compared to 2007 resulting primarily from the impact of awarding a warrant to our Chief Marketing Officer in 2008 and a warrant to a consultant in December 2007.

•

Increase in consulting of approximately $193,400 in 2008 compared to 2007.  In 2008, we incurred costs for public relations services, lead generation and research analysts.  There were no significant costs in 2007.

•

Increase of approximately $23,900 in travel and related costs in 2008 compared to 2007 due to the increase in staff.

•

Net increase in other costs of approximately $11,100 in 2008 compared to 2007 including telephone and the costs of on-line demonstrations due to the increase in staff.

Research and development expenses:  Research and development expenses for the three months ended March 31, 2008 were $269,128 compared to $129,739 for the three months ended March 31, 2007.  The increase in costs of approximately $139,400 includes the following significant items:

•

Increase in stock related compensation of approximately $30,300 in 2008 compared to 2007.  This increase results from the impact of a warrant awarded to our Chief Technical Officer in November 2007 partially offset by the impact of the forfeiture of stock options by our staff in Ottawa, Ontario due to a decrease in the level of staff.

•

Decrease in compensation related costs of approximately $10,200 in 2008 compared to 2007.  In 2008, we allocated more of our staff in Ottawa, Ontario to sales and marketing efforts.  In addition, we decreased the level of our research and development staff in Ottawa, Ontario due to outsourcing product development and testing to India and China.  These decreases in costs were partially offset by costs for our Chief Technical Officer in California who was hired in November 2007.

•

Increase in consulting expense of approximately $94,100 in 2008 compared to 2007 resulting primarily from the outsourcing of product development and testing to India and China.

•

Increase in costs of $7,900 in 2008 compared to 2007 due to the use of an outside data facility for demonstrations of our product and to service customers.

•

Increase in costs of approximately $23,600 due to a decrease in the cost of compensation allocated to cost of sales in 2008 compared to 2007 consistent with the decrease in the number of service contracts in 2008 compared to 2007.

•

Increase in costs resulting from a decrease in research and development tax credits in Canada of approximately $2,600 in 2008 compared to 2007 due to the reduction in staff in Ottawa, Ontario.

•

Decrease in rent expense of approximately $11,300 in 2008 compared to 2007 due to allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.

•

Increase in other miscellaneous costs of approximately $2,400 in 2008 compared to 2007.

Depreciation:

Depreciation was $22,776 for the three months ended March 31, 2008 compared to $1,079 for the three months ended March 31, 2007.  This increase in depreciation in 2008 resulted from the purchase of approximately $145,000 of software and other fixed assets in 2008.

Interest expense:  Interest expense increased from $121,446 for the three months ended March 31, 2007 to $541,701 for the three months ended March 31, 2008.  This increase results primarily from the impact of the accretion on the debentures.

Loss on embedded derivatives:   Loss on embedded derivatives was $2,727,828 for the three months ended March 31, 2008 compared to $Nil for the three months ended March 31, 2007.  In September 2007, we closed financing and incurred a debt obligation that included embedded derivatives.  On December 31, 2007, the estimated value of the embedded derivatives was $2,015,848.  On March 31, 2008, the estimated value of the embedded derivatives was $4,743,676 which resulted in a loss of $2,727,828 for the three months ended March 31, 2008.

Foreign exchange:

Foreign exchange gain was $3,078 for the three months ended March 31, 2008 compared to a foreign exchange loss of $465 for the three months ended March 31, 2007.

Net loss:

Net loss was $6,230,228 ($0.94 per share) for the three months ended March 31, 2008 compared to $701,666 ($0.16 per share) for the three months ended March 31, 2007.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

license our software applications to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At March 31, 2008, the Company had negative working capital of $5,429,669 compared to negative working capital of $969,900 at December 31, 2007.  The decrease in working capital at March 31, 2008 compared to December 31, 2007 results primarily from the impact of the loss on embedded derivatives described above.  The Company had cash of $823,422 at March 31, 2008 compared to cash of $1,949,862 at December 31, 2007.

These funds are not sufficient to satisfy the requirements of our plan of operations.  In addition, the Company did not make monthly payments of $226,111 on its debentures due on March 28, 2008 and April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and on the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on March 28, 2008 and April 28, 2008.  The Company will require additional capital by June 2008 and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.  The factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes and the negotiation of repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the three months ended March 31, 2008, the Company used $1,109,239 of cash in operations compared to a use of cash in operations of $123,814 for the three months ended March 31, 2007.  The use of cash in operations for the three months ended March 31, 2008 resulted from a net loss of $6,230,228 and a net change in non-cash working capital of $71,819 offset by non-cash consulting fees of $1,694,214, non-cash compensation expense of $198,564, depreciation of $22,776, non-cash interest expense of $523,547, non-cash financing fees of $25,879 and a non-cash loss on embedded derivatives of $2,727,828.  The use of cash for the three months ended March 31, 2007 resulted from a net loss of $701,666 offset by non-cash consulting fees of $284,177, non-cash compensation expense of $37,481, non-cash interest expense of $121,446, depreciation expense of $1,079 and net change in non-cash working capital of $133,669.

Net cash provided by financing activities:  During the three months ended March 31, 2008, the Company received $88,015 pursuant to a repayable assistance program with the Government of Canada for its office in St. John’s, Newfoundland.  During the three months ended March 31, 2008, the Company repaid $99,980 to a lender.

During the three months ended March 31, 2007, the Company raised $56,000 by issuing 10% promissory notes and raised $45,967 by issuing 10% promissory notes to a related party.

Commitments:

(a)

Operating lease

The Company has entered into an operating lease for office space in the U.S. that expires on July 31, 2008.  The company has entered into two operating leases for office space in Canada that expire on December 31, 2010.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2008	$88,080
2009	113,173
2010	103,742
Total	$304,995

(b)

Investor relations services

Effective January 22, 2008, the Company entered into an agreement to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEMS 4 and 4T  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Report.  Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

In addition, and in connection with the review of our consolidated financial statements for the three months ended March 31, 2008, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated financial statements and other financial information included in this Report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the consolidated financial statements and Forms 10-Q and 10-K.  This deficiency resulted in errors in the Company’s preliminary consolidated financial statements at March 31, 2008, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this Report.

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

This Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes from the risk factors during the three months ended March 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, the Company had the following transactions:

(a)

Issued 345,000 shares of common stock to a consultant for investor communication and public relations services for the period from March 14, 2008 to March 14, 2009.  In addition, we issued a fully vested warrant to the consultant to purchase 655,000 shares of common stock at $0.01 per share until March 15, 2012.

(b)

Issued 41,357 shares of common stock to a consultant for $50,000 of recruiting services.

(c)

Issued a warrant to purchase 200,000 shares of common stock at $1.00 per share to a consultant for investor relations services for the period from January 22, 2008 to July 31, 2008.  The warrant vests in equal amounts of 50,000 shares of common stock on June 15, 2008, September 15, 2008, December 15, 2008 and March 15, 2009.  The warrant expires on March 15, 2012.

(d)

Issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock at $1.10 per share. The warrant vests in equal amounts of 5,000 shares of common stock on July 31, 2008 and December 31, 2008.  The warrant expires on February 15, 2012.

(e)

Issued a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period provided that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.

For the period from April 1, 2008 to May 2, 2008, the Company did not have any transactions.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not make monthly payments of $226,111 due on March 28, 2008 and April 28, 2008 on its debentures resulting in a total of $452,222 due to the lenders at April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments of $226,111 that were not made on March 28, 2008 and April 28, 2008.

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

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK LOGIC INC.

By:

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: May 15, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: May 15, 2008

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: May 15, 2008