Form 10-Q
period 2008-06-30
BLINK LOGIC INC.
filed 2008-08-14
CIK 81350

OMB APPROVAL
OMB Number: 3235-0070 Expires: April 30, 2009 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 11, 2008, 6,997,501 shares of the registrant’s common stock were outstanding.

SEC 1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2008
	and December 31, 2007	4

	Consolidated Statements of Operations for the Three and Six Month
	Periods Ended June 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the Six Month
	Periods Ended June 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	24

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	33

ITEM 4T.	Controls and Procedures	33

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	35

ITEM 1A.	Risk factors	35

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 3.	Defaults Upon Senior Securities	36

ITEM 4.	Submission of Matters to a Vote of Security Holders	36

ITEM 5.	Other Information	36

ITEM 6.	Exhibits	36

	Signatures	37

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BLINK LOGIC INC.

Three and Six months ended June 30, 2008 and 2007

BLINK LOGIC INC. Consolidated Balance Sheets June 30, 2008 and December 31, 2007 (In U.S. dollars)

	June 30,	December 31, 2007
	2008

	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$ 224,624	$ 1,949,862
Accounts receivable	89,717	110,820
Investment tax credits receivable	29,282	206,970
Contracts in process	16,932	-
Prepaid expenses	162,878	181,652

	523,433	2,449,304
Deferred consulting services and other prepaid expenses	2,743	36,309
Deferred charges (notes 5(c) and 5(e))	68,107	41,845
Property and equipment (note 4)	135,050	43,992

	$ 729,333	$ 2,571,450

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 482,661	$ 376,024
Accrued liabilities	323,217	354,562
Other account payable (note 4)	161,082	-
Current portion of long-term debt (note 5)	1,704,867	632,757
Embedded derivatives liability (notes 5(c) and 5(e))	2,846,000	2,015,848
Deferred revenue	40,076	40,013

	5,557,903	3,419,204

Long-term debt (note 5)	115,538	29,407

Stockholders’ deficiency (note 7):
Common stock, $0.001 par value. Authorized 42,857,143;
issued and outstanding 6,997,501 shares at June 30,
2008 and 6,571,565 shares at December 31, 2007	46,424	45,998
Additional paid-in capital	14,416,988	12,095,569
Accumulated other comprehensive loss	(347,009)	(347,009)
Deficit	(19,060,511)	(12,671,719)

	(4,944,108)	(877,161)
Basis of presentation (note 2(a))
Guarantees and commitments (note 10)
Subsequent events (note 16)

	$ 729,333	$ 2,571,450

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Operations Three and six months ended June 30, 2008 and 2007 (In U.S. dollars)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(note 17)		(note 17)
Revenues:
Services	$ 35,697	$ 41,158	$ 62,243	$ 153,381
Products	17,557	69,070	17,557	99,628

	53,254	110,228	79,800	253,009
Cost of revenues:
Cost of services	15,547	13,624	25,077	37,859
Cost of products	-	977	-	977

	15,547	14,601	25,077	38,836

Gross profit	37,707	95,627	54,723	214,173

Expenses:
General and administrative (note 7(b))	626,380	398,297	2,600,255	844,162
Research and development (note 8)	281,485	127,745	550,613	257,484
Sales and marketing	651,799	134,806	1,352,373	259,819
Depreciation of property and equipment	21,470	1,151	44,246	2,230

	1,581,134	661,999	4,547,487	1,363,695

	(1,543,427)	(566,372)	(4,492,764)	(1,149,522)
Other income (expenses):
Interest income	2,730	-	14,168	3,395
Interest expense	(650,871)	(127,965)	(1,218,450)	(249,411)
Loss on impairment of fixed assets (note 15)	(14,728)	-	(14,728)	-
Gain (loss) on embedded derivatives (notes 5(c)
and 5(e))	2,053,039	-	(674,789)	-
Foreign exchange loss	(5,307)	(3,880)	(2,229)	(4,345)

	1,384,863	(131,845)	(1,896,028)	(250,361)

Net loss	(158,564)	(698,217)	(6,388,792)	(1,399,883)

Other comprehensive loss:
Currency translation adjustment (note 3)	-	(78,556)	-	(88,218)

Comprehensive loss	$ (158,564)	$ (776,773)	$ (6,388,792)	$ (1,488,101)

Net loss per common share - basic and
diluted (note 9)	$ (0.02)	$ (0.15)	$ (0.94)	$ (0.30)

Weighted-average number of common shares
outstanding	6,959,662	4,720,016	6,788,965	4,642,857

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Cash Flows Six months ended June 30, 2008 and 2007 (In U.S. dollars)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
		(note 17)

Cash flows from operating activities:
Net loss	$ (6,388,792)	$ (1,399,883)
Items not involving cash:
Depreciation of property and equipment	44,246	2,230
Interest expense	1,196,556	249,411
Stock-based compensation	387,071	70,710
Stock-based consulting fees	1,806,592	492,694
Loss on embedded derivatives	674,789	-
Loss on impairment of fixed assets	14,728	-
Change in non-cash operating working capital	208,038	341,562

Net cash used in operating activities	(2,056,772)	(243,276)

Cash flows from investing activities:
Purchase of property and equipment	(31,713)	-

Cash used in investing activities	(31,713)	-

Cash flows from financing activities:
Net proceeds from long-term debt	466,617	391,000
Repayments of long-term debt	(99,980)	-
Proceeds from promissory notes payable to a related party	-	58,708

Net cash provided by financing activities	366,637	449,708

Effects of exchange rates on cash and cash equivalents	(3,390)	(57,759)

Net decrease in cash and cash equivalents	(1,725,238)	148,673

Cash and cash equivalents, beginning of period	1,949,862	23,157

Cash and cash equivalents, end of period	$ 224,624	$ 171,830

Supplemental information to Consolidated Statements of Cash Flows:
Interest paid	$ 21,894	$ -

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

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

2.

Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements as at and for the year ended December 31, 2007 except for the adoption of SFAS 157 which was effective January 1, 2008 as described in note 2(c) and the adoption of a revenue recognition accounting policy effective April 1, 2008 as described in note 2(d).

The consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the six months ended June 30, 2008 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2008.  Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2007.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $5,034,470 as at June 30, 2008 and has incurred a loss of $6,388,792 and negative cash flow from operations of $2,056,772 for the six months then ended.  As of June 30, 2008, the Company has an accumulated deficit of $19,060,511 and a stockholders’ deficiency of $4,944,108.  The Company did not make a payment of $271,333 on its debentures due on July 28, 2008. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities of which all outstanding debentures have been issued to the same lender.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(a)

Basis of presentation (continued):

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement any of these plans could have a material adverse effect on the Company’s financial position and or results of operations and may result in ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(c)

Fair value measurements:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At June 30, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

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

(d)

Revenue recognition:

During the three months ended June 30, 2008, the Company recognized its initial revenues for its software as a service or “Saas” model and adopted the following policy on revenue recognition:

The Company generates a portion of its revenue from the sale of subscriptions and related services. This revenue is generated under sales agreements with multiple elements, which are comprised of subscription fees from customers accessing our on-demand application service and professional services associated with consultation services and customer support.  Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time.

The Company provides its software as a service and follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and Financial Accounting Standards Board Emerging Issues Task Force or EITF Issue No. 00-21, “Revenue Arrangements with Multiple

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

2.

Summary of significant accounting policies (continued):

(d)  Revenue recognition (continued):

Deliverables”. The Company commences revenue recognition when all of the following conditions are met:

-

There is persuasive evidence of an arrangement

-

The service is being provided to the customer

-

The collection of the fees is probable; and

-

The amount of fees to be paid by the customer is fixed or determinable.

In applying the provisions of EITF No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its sales agreements that contain a subscription to its on-demand application service and customer support, professional services, or both.  As a result, the elements within its multiple-element sales agreements do not qualify for treatment as separate units of accounting.  Accordingly, the Company accounts for fees received under multiple-element arrangements as a single unit of accounting and recognizes the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.  Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue.

The Company may sell professional services separately from a subscription agreement.  In determining whether the professional services can be accounted for separately from a subscription agreement, the Company considers the timing of when the professional service agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the successful completion of the professional services.  If the Company determines that the professional services do not qualify as a separate arrangement, and hence a separate unit of accounting, this revenue is amortized over the remaining term of the subscription agreement.  If these professional services do qualify as a separate arrangement, the Company recognizes such revenue on a completed contract basis.

3.

Comprehensive loss:

Comprehensive loss includes net loss and other comprehensive loss (“OCL”).  OCL refers to changes in net assets from transactions and other events and circumstances other than transactions with stockholders.  These changes are recorded directly as a separate component of stockholders’ deficiency and excluded from net loss.  The only comprehensive loss item for the Company relates to foreign currency translation gains and losses resulting from the consolidation of the financial statements of the Company’s Canadian subsidiary for periods prior to January 1, 2008.  No foreign currency adjustments were recorded to comprehensive loss for the six months ended June 30, 2008 due to the adoption of the U.S. dollar as the functional currency of the Company’s subsidiary as explained in note 2(b).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

4.

Other account payable:

On February 28, 2008, the Company purchased $141,520 of software and $32,419 of related support services.  On that date, the Company and the supplier entered into a payment plan agreement (“Payment Plan”) under which the Company paid $25,000 on February 28, 2008 and the balance is payable in installments of $40,410 on May 1, 2008 and $40,224 on each of August 1, 2008, November 1, 2008 and February 1, 2009.  These blended principal and interest payments include interest at 14.52%.

The Company did not make the payment of $40,410 due on May 1, 2008.  Consequently, the Company is in default on June 30, 2008 under the terms of the Payment Plan.  As a result of this default, $10,247 was charged to interest expense for the three months ended June 30, 2008.  The Company made the May 1, 2008 payment on July 8, 2008.

5.

Long-term debt:

	June 30,	December 31,
	2008	2007

	(Unaudited)	(Audited)

Promissory note, payable on August 5, 2009, bearing interest
at 10% per annum, unsecured (note 5(a))	$45,559	$29,407

Promissory note, payable on December 31, 2007, denominated in
Canadian dollars (C$100,000) bearing interest at 12% per
annum, secured by an assignment of investment tax credits
receivable (note 5(b))	-	100,878

Debentures, payable on September 28, 2009, non-interest
bearing, secured by a floating charge on all assets of the
Company (note 5(c))	1,662,192	531,879

Repayable contribution to the Government of Canada, denominated
in Canadian dollars (C$178,010), non-interest bearing (note 5(d))	104,299	-

Debenture, payable on June 12, 2010, non-interest bearing,
secured by a floating charge on all assets of the Company
(note 5(e))	8,355	-

	1,820,405	662,164

Less: current portion of long-term debt	1,704,867	632,757

	$115,538	$29,407

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

5.

Long-term debt (continued):

Additional terms and conditions related to long-term debt are as follows:

(a)

On August 6, 2007, the Company received cash of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.  During the six months ended June 30, 2008, $7,521 was paid to the lender.

As consideration for the advance of funds to the Company by the lender, the Company granted 64,286 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $97,433 of the cash consideration received by the Company was allocated to the promissory notes and $52,567 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory notes.

At the date of issuance, the conversion feature of the promissory notes was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $75,644 which was recorded as additional paid-in capital.

The promissory note is being accreted to face value on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three and six months ended June 30, 2008, $9,363 and $16,152, respectively, was charged to interest expense.  In 2007, $7,618 was charged to interest expense.

Accrued interest of $3,740 (December 31, 2007 - $3,781) has been included in accrued liabilities at June 30, 2008.

(b)

On December 22, 2006, the Company received cash of $86,333 (C$100,000) in exchange for the issuance of a 12% promissory note.  $84,475 (C$90,000) of the promissory note was due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest was due on June 30, 2007.  On August 27, 2007, the lender agreed to extend the maturity date of the promissory note to December 31, 2007.  There was no accounting impact in 2007 of the extension of the maturity date of the promissory note.  On February 14, 2008, the Company repaid $99,980 (C$100,000) and accrued interest of $14,374 (C$14,377) to the lender.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

5.

Long-term debt (continued):

(c)

On September 28, 2007, the Company received cash of $3,500,000 in exchange for the issuance of $4,070,000 of non-interest bearing debentures maturing on September 28, 2009 and warrants to purchase 2,907,145 shares of common stock of the Company at $1.96 per share.  The warrants expire on September 28, 2012.  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 28, 2008, the Company was required to redeem $226,111 of the debentures per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debentures at any time, subject to certain conditions,   by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the   lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $256,794 of the cash consideration received by the Company was allocated to the debentures, $1,165,759 was allocated to the embedded derivatives and $2,077,447 was allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures in 2007.  At December 31, 2007 and March 31, 2008, the estimated value of the embedded derivatives was $2,015,848 and $4,743,676, respectively.  At June 30, 2008, the estimated value of the embedded derivatives was $2,521,552.  As a consequence, a gain on the embedded derivatives of $2,222,124 has been recognized for the three months ended June 30, 2008 and a loss on the embedded derivatives of $505,704 has been recognized for the six months ended June 30, 2008.

The debentures are being accreted to the face value of $4,070,000 on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three and six months ended June 30, 2008, $602,732 and $1,130,313, respectively, was charged to interest expense pursuant to this accretion.

The Company incurred $109,675 in costs in 2007 in connection with the issuance of the debentures.  Of this amount, $67,830 was included as a charge to interest expense in 2007.  For the three and six months ended June 30, 2008, $9,770 and $35,649, respectively, was   included as a charge to interest expense pursuant to the amortization of these charges.  The balance of $6,196 has been included in deferred charges at June 30, 2008 and will be included in interest expense on an effective interest rate   basis during the period from July 1, 2008 to September 28, 2009.

The Company did not make the debenture payments of $226,111 due on March 28, 2008 and April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on March 28, 2008 and April 28, 2008.  The Company did not make the payment of $271,333 due on July 28, 2008.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly payment of $271,333 is due on August 28, 2008 (note (16)).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

5.

Long-term debt (continued):

(c)

(continued)

The modification of the payment terms on the debentures on May 15, 2008 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debentures was not modified on May 15, 2008 and the impact of the modification will be reflected in interest expense during the period from May 15, 2008 to September 28, 2009.  If the Company had accreted the carrying amount of the debentures to the face amount of $4,070,000 at June 30, 2008, interest expense and net loss for the three and six months ended June 30, 2008 would have increased by $2,414,004.

(d)

On October 31, 2007, the Company entered into an agreement with the Government of Canada whereby the Company would be advanced up to 75% of eligible costs to a maximum of $343,238 (C$350,000) pursuant to a business development program.  For the six months ended June 30, 2008, the Company received $178,056 (C$178,010) pursuant to this agreement.  Under the terms of the agreement, the Company is obligated to make equal monthly repayments of $5,720 (C$5,833) over a five year period commencing on January 1, 2009.

On the date of receipt of the funds, the estimated fair value of the repayable contribution of $101,617 (C$100,822) has been allocated to the debt and the balance of $76,439 (C$77,188) has been recognized as a government contribution by a reduction of sales and marketing expenses for the six months ended June 30, 2008.  The debt is being accreted to the face value of $178,056 (C$178,010) on an effective interest basis through a charge to interest expense over the period to maturity.  For the six months ended June 30, 2008, $5,477 (C$5,532) was charged to interest expense.

In addition, the Company received non-repayable grants of $8,891 (C$8,959) and $7,516 (C$7,563) on February 18, 2008 and May 23, 2008, respectively, from the Government of Canada pursuant to an employment development program.  These grants have been accounted for as a reduction of sales and marketing expenses for the six months ended June 30, 2008.

(e)

On June 12, 2008, the Company received cash of $400,000 in exchange for the issuance of $444,400 of non-interest bearing debentures maturing on June 12, 2010 and a warrant to purchase 317,428 shares of common stock of the Company at $1.96 per share.  The warrant expires on June 12, 2013.  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing December 12, 2008, the Company is required to redeem $24,689 of the debentures per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debentures at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

5.

Long-term debt (continued):

(e)

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $155,363 of the cash received by the Company was allocated to the embedded derivatives and $244,637 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at June 12, 2008.  At June 30, 2008, the estimated value of the embedded derivatives was $324,448.  As a consequence, a loss on the embedded derivatives of $169,085 has been recognized for the three months ended June 30, 2008.

The debentures are being accreted to the face value of $444,400 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended June 30, 2008, $8,355 was charged to interest expense pursuant to this accretion.

The Company incurred $63,097 in costs in 2008 in connection with the issuance of the debentures.  Of this amount, $1,186 was included as a charge to interest expense for the three months ended June 30, 2008 pursuant to the amortization of these charges.  The balance of $61,911 has been included in deferred charges at June 30, 2008 and will be included in interest expense on an effective interest rate basis during the period from July 1, 2008 to June 12, 2010.

6.

Stock option plan:

Under the Company’s Stock Option Plan (the “Plan”), up to 714,286 shares of common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.

At June 30, 2008, there were 576,192 common shares available for grant under the Plan.

For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes option pricing model based on certain assumptions including the expected term of the options, expected volatility of the underlying stock over the expected term of the options and the risk-free interest rate.  The expected term of the options has been estimated by using the guidance provided in FASB Statement No. 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107.  Historical volatility of the Company’s shares is used as a basis for projecting the expected volatility of the underlying stock.  The risk-free rate for the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata value of the award that has vested.

During the six months ended June 30, 2008 and 2007, there were no stock options granted by the Company.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

6.

Stock option plan (continued):

A summary of amounts recognized in the consolidated financial statements with respect to the Plan is as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amounts charged (recovered) against income, before income tax benefit	$ (19,425)	$ 33,229	$ (17,218)	$ 70,710
Amount of related income tax benefit recognized in income	-	-	-	-

A summary of share option activity under the Plan as of June 30, 2008 and changes during the six months then ended is presented below:

	2008
	(Unaudited)
	Options	Weighted	Weighted	Aggregate
		Average	average	intrinsic
		exercise	remaining	value
		price ($)	contractual
			term (Years)
Options outstanding, January 1, 2008	606,817	$ 1.96	4.4	$ 52,359
Forfeited	(468,723)	$ 2.18	-	-
Options outstanding, June 30, 2008	138,094	$ 1.32	2.4	$ 54,098
Options exercisable, June 30, 2008	92,377	$ 1.18	1.3	$ 51,116

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options outstanding		Options exercisable
	(Unaudited)		(Unaudited)
		Weighted
	Number	average	Number
Exercise	outstanding	remaining	exercisable
price	at 6/30/08	contractual term	at 6/30/08
$ 0.07	25,737	0.1 years	25,737
1.03	30,396	0.1 years	30,396
1.393	17,858	4.5 years	-
1.40	10,715	5.2 years	-
1.75	35,715	3.6 years	24,286
2.31	5,715	5.3 years	-
2.80	11,958	3.1 years	11,958
Total	138,094	2.4 years	92,377

At June 30, 2008, there was $33,628 (June 30, 2007 - $112,441) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately 1.2 years.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

7.

Stockholders’ deficiency:

(a)

Common stock transactions:

During the six months ended June 30, 2008, the Company issued 425,936 shares of common stock pursuant to the transactions described below:

(i)

On March 14, 2008, the Company entered into a consulting agreement to purchase investor communication and public relations services for a period of twelve months.  As consideration for these services, the Company issued 345,000 shares of common stock to the consultant.  The fair value of the 345,000 shares of common stock was estimated at $534,750 and was been included in general and administrative expenses for the three months ended March 31, 2008.

(ii)

On March 20, 2008, the Company issued 41,357 shares of common stock to a consultant for $50,000 of recruiting services.   $50,000 was included in sales and marketing expenses for the three months ended March 31, 2008.

(iii)

On April 21, 2008, the Company issued 15,000 shares of common stock to a consultant for investment banking services.  On that date, the fair value of the 15,000 shares of common stock has been estimated at $24,750.  The $24,750 has been included in general and administrative expenses for the three months ended June 30, 2008.  On June 12, 2008, the Company issued 24,579 shares of common stock to the consultant for $40,000 of services in connection with the closing of a debenture on the same date.  On that date, the fair value of the 24,579 shares of common stock has been estimated at $38,097 and included in deferred charges (note 5(e)).

(b)  Warrants pursuant to consulting and other agreements:

(i)

In addition to the shares issued in connection with the March 14, 2008 consulting agreement disclosed in note 7(a)(i), the Company issued a fully vested warrant to the consultant to purchase 655,000 shares of common stock at $0.01 per share until March 15, 2012.  The fair value of the warrant was calculated as $1,009,861 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.01%; expected volatility of 121%, and an expected life of 4 years.  $1,009,861 was included in general and administrative expense for the three months ended March 31, 2008.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(b)  Warrants pursuant to consulting and other agreements (continued):

The fair value of the 50,000 warrants that vested on June 15, 2008 was calculated as $68,770 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.48%; expected volatility of 165%, and an expected life of 3.75 years.  Of this amount, $12,576 was included in general and administrative expenses for the three months ended March 31, 2008 and $56,194 has been included in general and administrative expenses for the three months ended June 30, 2008.

The fair value of the 50,000 warrants that vest on September 15, 2008 was calculated as $68,725 at June 30, 2008 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.07%; expected volatility of 166%, and an expected life of 3.7 years.  Of this amount, $11,205 was included in general and administrative expenses for the three months ended June 30, 2008.

(iii)

On February 21, 2008, the Company granted a warrant to purchase 10,000 shares of common stock to a consultant at $1.10 per share. The warrant vests in equal amounts of 5,000 shares of common stock on July 31, 2008 and December 31, 2008.  The warrant expires on February 15, 2012.

On June 25, 2008, the Company cancelled the consulting agreement and the warrant was forfeited.  Therefore, no expense has been recorded with respect to this warrant.

(iv)

On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period except that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.  The fair value of the warrant was calculated as $272,569 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.24%; expected volatility of 125%, and an expected life of 2.7 years.  Of this amount, $56,381 has been included in sales and marketing expenses for the six months ended June 30, 2008.

(v)

On December 27, 2007, the Company entered into a consulting agreement to purchase general advisory services until June 30, 2009.  As consideration for these services, the Company issued a warrant to purchase 214,286 shares of common stock of the Company at $1.40 per share.  The warrant vests as follows: 35,715 shares of common stock on each of March 31, 2008 and June 30, 2008 and 35,714 shares of common stock at the end of each calendar quarter thereafter commencing on September 30, 2008 and ending on June 30, 2009. The warrant expires on December 27, 2011.  The fair value of the 35,715 warrants that vest on March 31, 2008 was calculated as $63,180 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.04%; expected volatility of 124%, and an expected life of 3.75 years.  Of this amount, $802 was expensed in 2007 and $62,378 has been included in sales and marketing expenses for the three months ended March 31, 2008.  On May 31, 2008, the Company terminated the consulting agreement and the remaining warrants were forfeited.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

7.

Stockholders’ deficiency (continued):

(b)  Warrants pursuant to consulting and other agreements (continued):

(vi)

On November 27, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer.  As consideration for these services, the Company issued a warrant to purchase 428,572 shares of common stock of the Company at $2.10 per share.  The warrant expires on October 31, 2011 and vests as follows: 142,858 on March 31, 2008, 142,857 on September 30, 2008 and 142,857 on March 31, 2009.  The fair value of the warrant was calculated as $285,473 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.05%; expected volatility of 121%, and an expected life of 2.4 years.  Of this amount, $19,809 was included in research and development expenses in 2007 and $106,032 has been included in research and development expenses for the six months ended June 30, 2008.

(vii)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Financial Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 was included in general and administrative expenses in 2007 and $120,938 has been included in general and administrative expenses for the six months ended June 30, 2008.

(viii)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the President and Chief Executive Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 was included in general and administrative expenses in 2007 and $120,938 has been included in general and administrative expenses for the six months ended June 30, 2008.

(ix)

On August 8, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until August 7, 2008.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $90,000 on August 8, 2007.  Of the total estimated fair value, $35,754 was included in general and administrative expenses in 2007 and $44,878 has been included in general and administrative expenses for the six months ended June 30, 2008.  The balance of $9,368 has been included in prepaid expenses at June 30, 2008 and will be recognized as an expense on a straight-line basis as services are rendered to August 7, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

8.

Research and development:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Costs incurred	$ 294,563	$ 138,658	$ 571,196	$ 278,545
Investment tax credits	(13,078)	(10,913)	(20,583)	(21,061)

	$ 281,485	$ 127,745	$ 550,613	$ 257,484

9.

Net loss per common share:

As the Company incurred a net loss during the three and six months ended June 30, 2008 and 2007, the loss and diluted loss per common share are based on the weighted-average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

Six months
ended
June 30,
2008
(Unaudited)

Options to purchase common stock	138,094
Conversion of debentures and promissory note	4,468,375
Warrants to be issued on the conversion of promissory notes	-
Exercise of Series A warrants	28,572
Exercise of Series C warrants	424,742
Exercise of Series D warrants	240,526
Exercise of Series E warrants	214,286
Exercise of Series F warrants	142,858
Exercise of Series G warrants	128,574
Exercise of Series H warrants	71,429
Exercise of Series I warrants	35,715
Exercise of Series J warrants	179,229
Exercise of Series K warrants	319,425
Exercise of Series L warrants	142,858
Exercise of Series M warrants	571,430
Exercise of Series N warrants	14,286
Exercise of Series O warrants	428,572
Exercise of Series P warrants	107,143
Exercise of Series Q warrants	35,715
Exercise of series R warrants	1,429
Exercise of other warrants	4,436,716
Common stock to be issued pursuant to financing agreements	-
Common stock to be issued pursuant to consulting agreements	-

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of June 30, 2008 and December 31, 2007.

(b)  Commitments:

Operating lease

The Company has an operating lease agreement for office space in the U.S. that expires on July 31, 2008 and  two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs, are approximately as follows:  2008- $58,311; 2009 - $115,022 and 2010 - $105,437.

Rent expense for operating leases for the three months ended June 30, 2008 and 2007 was $33,321 and $24,136, respectively.  Rent expense for operating leases for the six months ended June 30, 2008 and 2007 was $66,787 and $46,758, respectively.

Investor relations services

Effective January 22, 2008, the Company entered into an agreement to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

11. Segmented reporting:

The Company operates in one dominant industry segment, which involves providing a web-based front-end dashboard software product for leading business intelligence platforms.

Revenues attributable to geographic areas based on the location of the customer are as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$ 34,118	$ 67,095	$ 58,394	$ 189,345
Canada	1,139	25,573	2,443	28,252
Europe	17,997	17,560	18,963	35,412

	$ 53,254	$ 110,228	$ 79,800	$ 253,009

The Company’s assets are located as follows:

	June 30,	December 31,
	2008	2007

	(Unaudited)	(Audited)

United States	$569,604	$2,121,077
Canada	159,729	450,373

12.  Economic dependence:

Three of the Company’s customers account for 72% of revenue for the six months ended June 30, 2008 (Six months ended June 30, 2007 – four customers account for 68% of revenue).

13.

Related party transactions:

The Chief Technical Officer of the Company is the President and minority owner of a company providing software development services to the Company.  During the six months ended June 30, 2008, this company charged $191,186 for these services.  Of this amount, $36,960 was included in accounts payable at June 30, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and six months ended June 30, 2008 and 2007

(In U.S. dollars)

14. Fair Value Measurements

The fair value of the Company’s financial liabilities at June 30, 2008 is as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$2,846,000	$ -	$2,846,000

Valuation Methodology:

In determining the fair value of the embedded derivative liability, the Company uses a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  Since the Company uses observable inputs in its valuation of its embedded derivative liability, it is considered Level 2.

The fair value of the long-term debt is $3,765,038. In determining the fair value of the long-term debt, the Company uses a discounted cash flow method to estimate the fair value.  The Company has estimated discount rates based on similar debt instruments in determining the fair value.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short term maturity of these instruments.

15.  Loss on impairment of fixed assets:

In April 2008, the Company decided to close an office in Ottawa, Canada.  As a consequence of this decision, an impairment loss of $14,728 has been recognized on fixed assets for the three months ended June 30, 2008.

16.  Subsequent events:

(a)

On July 28, 2008, the Company did not make a payment of $271,333 due on its debentures (note 5(c)).  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the monthly payments of $271,333 are due commencing on August 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009 when a final payment of $542,671 is due.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on July 28, 2008.

(b)

On July 28, 2008, the Company received cash of $1,100,000 in exchange for the issuance of a non-interest bearing debenture for $1,222,100 maturing on July 28, 2010 and a warrant to purchase 872,928 shares of common stock of the Company at $1.96 per share.  The debenture is convertible into shares of common stock of the Company at $1.05 per share.  The warrant expires on July 28, 2013.

17.  Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in 2008.

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

(b)  Revenue recognition:

During the three months ended June 30, 2008, the Company recognized its initial revenues for its software as a service or “Saas” model and adopted the following policy on revenue recognition:

The Company generates a portion of its revenue from the sale of subscriptions and related services. This revenue is generated under sales agreements with multiple elements, which are comprised of subscription fees from customers accessing our on-demand application service and professional services associated with consultation services and customer support.  Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time.

The Company provides its software as a service and follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and Financial Accounting Standards Board Emerging Issues Task Force or EITF Issue No. 00-21, “Revenue   Arrangements with Multiple Deliverables”. The Company commences revenue recognition when all of the following conditions are met:

-

There is persuasive evidence of an arrangement

-

The service is being provided to the customer

-

The collection of the fees is probable; and

-

The amount of fees to be paid by the customer is fixed or determinable.

In applying the provisions of EITF No. 00-21, the Company has determined that it does not have objective and reliable evidence of fair value for each element of its sales agreements that contain a subscription to its on-demand application service and customer support, professional services, or both.  As a result, the elements within its multiple-element sales agreements do not qualify for treatment as separate units of accounting.  Accordingly, the Company accounts for fees received under multiple-element arrangements as a single unit of accounting and recognizes the entire arrangement ratably over the term of the related agreement, commencing upon the later of the agreement start date or when all revenue recognition criteria have been met.  Amounts that have been invoiced are initially recorded in accounts receivable and deferred revenue.

The Company may sell professional services separately from a subscription agreement.  In determining whether the professional services can be accounted for separately from a subscription agreement, the Company considers the timing of when the professional service agreement was signed in comparison to the subscription agreement start date and the contractual dependence of the subscription service on the successful completion of the professional services.  If the Company determines that the professional services do not qualify as a separate arrangement, and hence a separate unit of accounting, this revenue is amortized over the remaining term of the subscription agreement.  If these professional services do qualify as a separate arrangement, the Company recognizes such revenue on a completed contract basis.

(c)

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

Results of Operations

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues:  Revenues for the three months ended June 30, 2008 were $53,254 compared to $110,228 for the three months ended June 30, 2007.

Services revenue decreased by $5,461 from $41,158 in 2007 to $35,697 in 2008.  In 2008, sales of services to our 2007 customer base declined by approximately $19,200.  This decrease was partially offset by sales of approximately $13,700 to seven new customers in 2008.

Product revenue decreased from $69,070 in 2007 to $17,557 in 2008.  The decrease in product sales in 2008 resulted from a transition in our sales model from selling on-premises software licenses to selling a hosted on-demand web-based business intelligence service (software as a service or “Saas” model).

Gross profit:  Gross profit for the three months ended June 30, 2008 was $37,707 (71% of revenue) compared to $95,627 (87% of revenue) for the three months ended June 30, 2007.

In 2008, the gross profit on services was $20,150 (56% of services revenue) compared to $27,534 (67% of services revenue) in 2007.  The decrease in gross profit results primarily from the impact of costs in 2008 related to our initial Saas sales.  In 2008, the gross profit on products was $17,557 (100% of product revenue) compared to $68,093 (99% of product revenue).

General and administrative expenses:  General and administrative expenses for the three months ended June 30, 2008 were $626,380 compared to $398,297 for the three months ended June 30, 2007.  The increase in costs of approximately $228,100 includes the following significant items:

•

Increase in compensation costs of approximately $41,100 in 2008 compared to 2007.  This increase results primarily from hiring a Chief Executive Officer in California in July 2007 at a higher level of compensation than the person located in Ottawa, Ontario who held that position prior to July 2007 and a salary increase for our Chief Financial Officer.

•

Increase in stock related compensation of approximately $112,800 in 2008 compared to 2007 resulting from the impact of awarding warrants to each of our Chief Executive Officer and Chief Financial Officer in October 2007.

•

Decrease in expense for investor relations and communications services of approximately $70,100 in 2008 compared to 2007.  In 2008, we incurred $39,000 in cash based expenses and $89,800 in stock based expenses for three consultants for these services.  In 2007, we incurred $12,000 in cash based expenses and $186,900 in stock based expenses for four consultants for these services.

•

Decrease in legal expense of approximately $15,000 in 2008 compared to 2007.  In 2007, we incurred $33,500 related to services for a proposed private placement which did not close.  In 2008, we incurred $15,000 for ongoing services from a securities law firm and $3,500 for other legal services.

•

Increase in accounting expense of approximately $81,200 in 2008 compared to 2007 due to general fee increases in 2008, fees related to the valuation of our derivative liabilities for financial reporting purposes and the use of part-time accounting assistance in 2008.

•

Increase in consulting expense of approximately $20,000 in 2008 compared to 2007.  In 2008, we issued shares of our common stock with an estimated fair value of $24,800 to a consultant for investment banking services.  In 2007, we issued shares of our common stock with an estimated fair value of $21,250 to a consultant for investment banking services.  In addition, we incurred costs of approximately $16,500 in 2008 for compensation for the Chairman of the Board and use of a consultant for payroll services in the U.S.

•

Increase in rent expense of approximately $21,200 in 2008 compared to 2007 due to opening offices in Mill Valley, California and St. John’s, Newfoundland in mid to late 2007 and allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.  In addition, we incurred costs in 2008 related to an office in Florida used by one of our sales representatives.

•

Increase in travel expense of approximately $14,900 in 2008 compared to 2007 relating primarily to travel for financing purposes including investor presentations.

•

Increase in insurance expense of approximately $5,600 in 2008 compared to 2007 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Increase of approximately $16,400 in other costs in 2008 compared to 2007 including telephone due primarily to opening of offices in Mill Valley, California and St. John’s, Newfoundland.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended June 30, 2008 were $651,799 compared to $134,806 for the three months ended June 30, 2007.  The increase in costs of approximately $517,000 includes the following significant items:

•

Increase in compensation related costs of approximately $441,000 in 2008 compared to 2007.  In 2007, we had no staff in the U.S. compared to eleven at June 30, 2008 including a Chief Marketing Officer and VP Sales.  In addition, we incurred costs in April and May 2008 in our St. John’s, Newfoundland office for three staff who subsequently left the Company due to a decision to eliminate our sales and marketing activities in that office.  In 2007, we had four staff in Ottawa, Canada who were no longer with the Company at June 30, 2008.  Our compensation related costs in 2008 include the impact of settlements for two of the Ottawa, Canada staff.

•

Decrease in stock related compensation of approximately $2,900 in 2008 compared to 2007 resulting primarily from the impact of forfeitures of stock options by staff no longer with the Company partially offset by the impact of awarding a warrant to our Chief Marketing Officer in 2008.

•

Increase in consulting of approximately $134,800 in 2008 compared to 2007.  In 2008, we incurred costs for public relations services, lead generation and research analysts.  There were no similar significant costs in 2007.

•

Decrease in sales and marketing costs of approximately $76,400 in 2008 compared to 2007 due to the impact of accounting for a government contribution in 2008.  There was no similar government contribution in 2007.

•

Increase of approximately $13,400 in travel and related costs in 2008 compared to 2007 due to the net increase in staff.

•

Net increase in other costs of approximately $7,100 in 2008 compared to 2007 including telephone and the costs of on-line demonstrations due to the net increase in staff.

Research and development expenses:  Research and development expenses for the three months ended June 30, 2008 were $281,485 compared to $127,745 for the three months ended June 30, 2007.  The increase in costs of approximately $153,700 includes the following significant items:

•

Increase in stock related compensation of approximately $43,200 in 2008 compared to 2007.  This increase results from the impact of a warrant awarded to our Chief Technical Officer in November 2007 partially offset by the impact of the forfeiture of stock options by our staff in Ottawa, Ontario due to discontinuing our research and development activities in that office.

•

Decrease in compensation related costs of approximately $54,600 in 2008 compared to 2007.  In 2008, we discontinued our research and development activities in Ottawa, Ontario due to outsourcing product development and testing to China.  The decrease in costs from discontinuing operations in Ottawa, Canada was partially offset by costs for our Chief Technical Officer in California who was hired in November 2007.

•

Increase in consulting expense of approximately $125,200 in 2008 compared to 2007 resulting primarily from the outsourcing of product development and testing to China and the use of other consultants in the U.S. and Canada for these services.

•

Increase in costs of $33,600 in 2008 compared to 2007 due to the use of an outside data facility for demonstrations of our product and to service customers.

•

Increase in travel expenses of $10,800 in 2008 compared to 2007 due to travel to China.

•

Decrease in rent expense of approximately $12,100 in 2008 compared to 2007 due to allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.

•

Increase in other miscellaneous costs of approximately $7,600 in 2008 compared to 2007.

Depreciation:  Depreciation was $21,470 for the three months ended June 30, 2008 compared to $1,151 for the three months ended June 30, 2007.  This increase in depreciation in 2008 resulted from the purchase of approximately $145,000 of software and other fixed assets in 2008.

Interest expense:  Interest expense increased from $127,965 for the three months ended June 30, 2007 to $650,871 for the three months ended June 30, 2008.  This increase results primarily from the impact of accretion on the debentures issued by the Company on September 28, 2007 and June 12, 2008 and amortization of the related deferred financing charges.

Gain on embedded derivatives:   Gain on embedded derivatives was $2,053,039 for the three months ended June 30, 2008 compared to $Nil for the three months ended June 30, 2007.  In September 2007 and June 2008, we closed debenture financings that included embedded derivative liabilities.  The change in fair value of the embedded derivatives as at June 30, 2008 compared to March 31, 2008 and June 12, 2008 resulted in a gain.

Loss on impairment of fixed assets:  Loss on impairment of fixed assets was $14,728 for the three months ended June 30, 2008 compared to $Nil for the three months ended June 30, 2007.  In 2008 we reduced the carrying value of fixed assets in our Ottawa, Canada office to estimated recoverable value due to a decision to close that office.

Net loss:     Net loss was $158,564 ($0.02 per share) for the three months ended June 30, 2008 compared to $698,217 ($0.15 per share) for the three months ended June 30, 2007.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

sell our software as a service to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications;

and

•

successfully develop related software applications.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

Revenues:  Revenues for the six months ended June 30, 2008 were $79,800 compared to $253,009 for the six months ended June 30, 2007.

Services revenue decreased by $91,138 from $153,381 in 2007 to $62,243 in 2008.  In 2008, sales of services to our 2007 customer base declined by approximately $104,800.  This decrease was partially offset by sales of approximately $13,700 to seven new customers in 2008.

Product revenue decreased from $99,628 in 2007 to $17,557 in 2008.  The decrease in product sales in 2008 resulted from a transition in our sales model from selling on-premises software licenses to selling on a Saas basis.

Gross profit:  Gross profit for the six months ended June 30, 2008 was $54,723 (69% of revenue) compared to $214,173 (85% of revenue) for the six months ended June 30, 2007.

In 2008, the gross profit on services was $37,166 (60% of services revenue) compared to $115,522 (75% of services revenue) in 2007.  The decrease in gross profit results primarily from the decrease in services contracts in 2008.  The decrease in the gross profit percentage results from the impact of costs in 2008 related to our initial Saas sales.  In 2008, the gross profit on products was $17,557 (100% of product revenue) compared to $98,651 (99% of product revenue).

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2008 were $2,600,255 compared to $844,162 for the six months ended June 30, 2007.  The increase in costs of approximately $1,756,100 includes the following significant items:

•

Increase in compensation costs of approximately $81,000 in 2008 compared to 2007.  This increase results from hiring a Chief Executive Officer in California in July 2007 at a higher level of compensation than the person located in Ottawa, Ontario who held that position prior to July 2007 and a salary increase for the Chief Financial Officer.

•

Increase in stock related compensation of approximately $224,100 in 2008 compared to 2007 resulting from the impact of awarding warrants to each of our Chief Executive Officer and Chief Financial Officer in October 2007.

•

Increase in expense for investor relations and communications services of approximately $1,223,800 in 2008 compared to 2007.  In 2008, we incurred $55,300 in cash based expenses and $1,669,500 in stock based expenses for three consultants for these services.  In 2007, we incurred $30,000 in cash based expenses and $471,000 in stock based expenses for four consultants for these services.

•

Increase in accounting expense of approximately $104,100 in 2008 compared to 2007 due to general fee increases in 2008, fees related to the valuation of our derivative liabilities for financial reporting purposes and the use of part-time accounting assistance in 2008.

•

Increase in rent expense of approximately $43,600 in 2008 compared to 2007 due to opening offices in Mill Valley, California and St. John’s, Newfoundland in mid to late 2007 and allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.  In addition, we incurred costs in 2008 related to an office in Florida used by one of our sales representatives.

•

Increase in consulting expense of approximately $34,400 in 2008 compared to 2007 resulting from compensation for the Chairman of the Board and use of a consultant for payroll services in the U.S.

•

Decrease of approximately $10,100 in bank charges in 2008 compared to 2007 resulting primarily from a decrease in interest and penalties on arrears in certain statutory employee tax payments in Canada.

•

Increase in travel expense of approximately $20,500 in 2008 compared to 2007 relating primarily to travel for financing purposes including investor presentations.

•

Increase in insurance expense of approximately $7,800 in 2008 compared to 2007 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Increase of approximately $26,900 in other costs in 2008 compared to 2007 including telephone due primarily to opening of the offices in Mill Valley, California and St. John’s, Newfoundland.

Sales and marketing expenses:  Sales and marketing expenses for the six months ended June 30, 2008 were $1,352,373 compared to $259,819 for the six months ended June 30, 2007.  The increase in costs of approximately $1,092,600 includes the following significant items:

•

Increase in compensation related costs of approximately $704,600 in 2008 compared to 2007.  In 2007, we had no staff in the U.S. compared to eleven at June 30, 2008 including a Chief Marketing Officer and VP Sales.  In addition, we incurred costs from January to May 2008 in our St. John’s, Newfoundland office for three staff who subsequently left the Company due to a decision to eliminate our sales and marketing activities in that office.  In 2007, we had seven staff in Ottawa, Canada who were no longer with the Company at June 30, 2008.  Our compensation related costs in 2008 include the impact of settlements for two of the Ottawa, Canada staff.

•

Increase in stock related compensation of approximately $80,700 in 2008 compared to 2007 resulting primarily from the impact of awarding a warrant to our Chief Marketing Officer in 2008 partially offset by the impact of forfeitures of stock options by staff no longer with the Company in 2008.

•

Increase in consulting of approximately $328,400 in 2008 compared to 2007.  In 2008, we incurred costs for public relations services, lead generation and research analysts.  There were no similar significant costs in 2007.

•

Decrease in sales and marketing costs of approximately $76,400 in 2008 compared to 2007 due to the impact of accounting for a government contribution in 2008.  There was no similar government contribution in 2007.

•

Increase of approximately $30,000 in travel and related costs in 2008 compared to 2007 due to the increase in staff.

•

Net increase in other costs of approximately $25,300 in 2008 compared to 2007 including telephone and the costs of on-line demonstrations due to the increase in staff.

Research and development expenses:  Research and development expenses for the six months ended June 30, 2008 were $550,613 compared to $257,484 for the six months ended June 30, 2007.  The increase in costs of approximately $293,100 includes the following significant items:

•

Increase in stock related compensation of approximately $73,500 in 2008 compared to 2007.  This increase results from the impact of a warrant awarded to our Chief Technical Officer in November 2007 partially offset by the impact of the forfeiture of stock options by our staff in Ottawa, Ontario due to discontinuing our research and development activities in that office.

•

Decrease in compensation related costs of approximately $76,100 in 2008 compared to 2007.  In 2008, we discontinued our research and development activities in Ottawa, Canada due to outsourcing of development and testing initially to India and then to China.  The decrease in costs from discontinuing operations in Ottawa, Canada was partially offset by costs for our Chief Technical Officer in California who was hired in November 2007.

•

Increase in consulting expense of approximately $220,900 in 2008 compared to 2007 resulting primarily from the outsourcing of product development and testing initially to India and then to China plus the use of other consultants in the U.S. and Canada for these services.

•

Increase in costs of $41,500 in 2008 compared to 2007 due to the use of an outside data facility for demonstrations of our product and to service customers.

•

Increase in costs of approximately $36,400 in 2008 compared to 2007.  In 2007 a portion of the cost of our research and development staff was charged to cost of sales due to delivery of a services contract to a major customer.  In 2008, these staff were engaged primarily in research and development activities.

•

Increase in travel expenses of $12,200 in 2008 compared to 2007 due primarily to travel to China.

•

Decrease in rent expense of approximately $23,400 in 2008 compared to 2007 due to allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.

•

Increase in other miscellaneous costs of approximately $8,100 in 2008 compared to 2007.

Depreciation:  Depreciation was $44,246 for the six months ended June 30, 2008 compared to $2,230 for the six months ended June 30, 2007.  This increase in depreciation in 2008 resulted from the purchase of approximately $145,000 of software and other fixed assets in 2008.

Interest expense:  Interest expense increased from $249,411 for the six months ended June 30, 2007 to $1,218,450 for the six months ended June 30, 2008.  This increase results primarily from the impact of accretion on the debentures issued by the Company on September 28, 2007 and June 12, 2008 and amortization of the related deferred financing charges.

Loss on embedded derivatives:   Loss on embedded derivatives was $674,789 for the six months ended June 30, 2008 compared to $Nil for the six months ended June 30, 2007.  The change in fair value of the embedded derivative liabilities as at June 30, 2008 compared to December 31, 2007 and June 12, 2008 resulted in a loss.  The Company did not have any embedded derivative liabilities during the first six months of 2007.

Loss on impairment of fixed assets:  Loss on impairment of fixed assets was $14,728 for the six months ended June 30, 2008 compared to $Nil for the six months ended June 30, 2007.  In 2008 we reduced the carrying value of fixed assets in our Ottawa, Canada office to estimated recoverable value due to a decision to close that office.

Net loss:  Net loss was $6,388,792 ($0.94 per share) for the six months ended June 30, 2008 compared to $1,399,883 ($0.30 per share) for the six months ended June 30, 2007.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

sell our software as a service to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At June 30, 2008, the Company had negative working capital of $5,034,470 compared to negative working capital of $969,900 at December 31, 2007.  The decrease in working capital at June 30, 2008 compared to December 31, 2007 results primarily from the impact of the loss on embedded derivatives described above.  Also, the Company had cash of $224,624 at June 30, 2008 compared to cash of $1,949,862 at December 31, 2007.  The cash balance at June 30, 2008 is not sufficient to satisfy the requirements of our plan of operations.  In addition, the Company did not make payments of $226,111 on its debentures due on March 28, 2008 and April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and on the 28th day of each month thereafter until maturity on September 28, 2009.  The lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on March 28, 2008 and April 28, 2008.  Subsequent to this amendment, the Company did not make the payment of $271,333 due on July 28, 2008.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the monthly payments of $271,333 are due commencing on August 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009 when a final payment of $542,671 is due.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on July 28, 2008.

The Company received $1,100,000 from the issuance of debentures on July 28, 2008 to the same lender that holds all outstanding debentures of the Company.  However, this funding is not expected to be sufficient for the Company to achieve profitability and the Company cannot be certain that sufficient resources will be available to satisfy its ongoing liquidity requirements.  The factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes and the negotiation of repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the six months ended June 30, 2008, the Company used $2,056,772 of cash in operations compared to a use of cash in operations of $243,276 for the six months ended June 30, 2007.  The use of cash in operations for the six months ended June 30, 2008 resulted from a net loss of $6,388,792 offset by the following non-cash expenses: consulting fees of $1,806,592, compensation expense of $387,071, depreciation of $44,246, interest expense of $1,196,556, loss on impairment of fixed assets of $14,728, loss on embedded derivatives of $674,789 and net change in non-cash working capital of $208,038.  The use of cash for the six months ended June 30, 2007 resulted from a net loss of $1,399,883 offset by the following non-cash expenses: consulting fees of $492,694, compensation expense of $70,710, interest expense of $249,411, depreciation expense of $2,230 and net change in non-cash working capital of $341,562.

Net cash used in investing activities:  During the six months ended June 30, 2008, the Company purchased $31,713 of equipment. During the six months ended June 30, 2007, there were no purchases or disposals of property and equipment.

Net cash provided by financing activities:  During the six months ended June 30, 2008, the Company received $101,617 pursuant to a repayable assistance program with the Government of Canada for its office in St. John’s, Newfoundland.  In addition, the Company received $400,000 from the issuance of a debenture on June 12, 2008 and incurred $35,000 of financing fees.  During the six months ended June 30, 2008, the Company repaid $99,980 to a lender.  During the six months ended June 30, 2007, the Company raised $391,000 by issuing 10% promissory notes and raised $58,708 by issuing 10% promissory notes to a related party.

Commitments:

(a)

Operating lease

The Company has an operating lease for office space in the U.S. that expires on July 31, 2008 and two operating leases for office space in Canada that expire on December 31, 2010.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2008	$58,311
2009	115,022
2010	105,437
Total	$278,770

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

In addition, and in connection with the review of our consolidated financial statements for the three and six months ended June 30, 2008, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated financial statements and other financial information included in this Report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the consolidated financial statements and Forms 10-Q and 10-K.  This deficiency resulted in errors in the Company’s preliminary consolidated financial statements at June 30, 2008 which were corrected, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this Report.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes from the risk factors during the six months ended June 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, the Company completed the following transactions:

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

(d)

Issued a warrant to a consultant for services rendered to purchase 10,000 shares of common stock at $1.10 per share. The warrant vests in equal amounts of 5,000 shares of common stock on July 31, 2008 and December 31, 2008.  The warrant expires on February 15, 2012.  On June 25, 2008, the Company cancelled the consulting agreement and the related warrant was forfeited.

(e)

Issued a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period provided that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.

During the three months ended June 30, 2008, the Company completed the following transaction:

(a)

Issued 39,579 shares of common stock to a consultant for investment banking services.

For the period from July 1, 2008 to August 11, 2008, the Company completed the following transaction:

(a)  Received cash of $1,100,000 in exchange for the issuance of a non-interest bearing debenture in the principal amount of $1,222,100 maturing on July 28, 2010.  The debenture is convertible into shares of common stock of the Company at $1.05 per share.  In addition, the Company granted a warrant to the lender to purchase 872,928 shares of common stock of the Company at $1.96 per share.  The warrant expires on July 28, 2013.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company did not make payments of $226,111 due on March 28, 2008 and April 28, 2008 on its debentures resulting in a total of $452,222 due to the lenders at April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on March 28, 2008 and April 28, 2008.  Subsequent to the amendment described above, the Company did not make the payment of $271,333 due on July 28, 2008.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the monthly payments of $271,333 are due commencing on August 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009 when a final payment of $542,671 is due.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on July 28, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.3	By-laws (1)
3.4	Certificate of Amendment to Articles of Amendment to the Articles of Incorporation (3)
10.1

Letter Agreement, dated May 15, 2008, by and among Blink Logic Inc. (the “Company”), Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, ena. (collectively, “Enable”) (4)

10.2	Securities Purchase Agreement, dated as of June 12, 2008, by and between the Company and Enable. (5)
10.3	Original Issue Discount Senior Secured Convertible Debenture, issued on June 12, 2008, by the Company to Enable. (5)
10.4	Common Stock Purchase Warrant, issued on June 12, 2008, by the Company to Enable. (5)
10.5	Security Agreement, dated as of June 12, 2008, by and among the Company, Blink Logic Corp.(the “Subsidiary”) and Enable. (5)
10.6	Subsidiary Guarantee, dated as of June 12, 2008, by and between the Subsidiary and Enable. (5)
31.a	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	Certification of Chief Financial Officer, Secretary & Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	Certification of Chief Financial Officer, Secretary & Treasurer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Company's Annual Report on Form 10KSB (File No. 001-05996), effective April 30, 2004

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective November 8, 2007.

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-05996) effective on February 1, 2008.

(4)  Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-05996), effective May 16, 2008.

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective June 18, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK LOGIC INC.

By:

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: August 14, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: August 14, 2008

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: August 14, 2008