Form 10-Q
period 2008-09-30
BLINK LOGIC INC.
filed 2008-11-18
CIK 81350

OMB APPROVAL
OMB Number: 3235-0070 Expires: April 30, 2009 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

BLINK LOGIC INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	001-05996	91-0835748
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

750 Lindaro Street, Suite 350, San Rafael, CA	94901
(Address of principal executive offices)	(Zip Code)

(415) 721-0452

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 10, 2008, 6,997,501 shares of the registrant’s common stock were outstanding.

SEC 1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2008
	and December 31, 2007	4

	Consolidated Statements of Operations for the Three and Nine Months
	Ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	38

ITEM 4T.	Controls and Procedures	38

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk factors	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3.	Defaults Upon Senior Securities	42

ITEM 4.	Submission of Matters to a Vote of Security Holders	42

ITEM 5.	Other Information	42

ITEM 6.	Exhibits	42

	Signatures	44

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BLINK LOGIC INC.

Three and Nine months ended September 30, 2008 and 2007

BLINK LOGIC INC. Consolidated Balance Sheets September 30, 2008 and December 31, 2007 (In U.S. dollars)

	September 30,	December 31,
	2008	2007

	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$ 259,823	$ 1,949,862
Accounts receivable	61,515	110,820
Investment tax credits receivable	28,058	206,970
Contracts in process	19,267	-
Prepaid expenses	172,637	181,652

	541,300	2,449,304
Deferred consulting services and other prepaid expenses	1,794	36,309
Deferred charges	117,957	41,845
Property and equipment (note 4)	124,000	43,992

	$ 785,051	$ 2,571,450

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 473,396	$ 376,024
Accrued liabilities	296,375	354,562
Other account payable (note 4)	80,448	-
Current portion of long-term debt (note 5)	2,539,764	632,757
Embedded derivatives liability (notes 5(c), 5(e), 5(f) and 5(g))	1,114,301	2,015,848
Deferred revenue	48,807	40,013

	4,553,091	3,419,204

Long-term debt (note 5)	57,547	29,407

Stockholders’ deficiency (note 7):
Common stock, $0.001 par value. Authorized 42,857,143;
issued and outstanding 6,997,501 shares at September 30,
2008 and 6,571,565 shares at December 31, 2007	46,424	45,998
Additional paid-in capital	15,449,811	12,095,569
Accumulated other comprehensive loss	(347,009)	(347,009)
Deficit	(18,974,813)	(12,671,719)

	(3,825,587)	(877,161)
Basis of presentation (note 2(a))
Guarantees and commitments (note 10)
Subsequent events (note 16)

	$ 785,051	$ 2,571,450

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Operations Three and nine months ended September 30, 2008 and 2007 (In U.S. dollars)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(note 17)		(note 17)
Revenues:
Services	$ 34,260	$ 47,938	$ 96,503	$ 201,319
Products	14,000	26,857	31,557	126,485
	48,260	74,795	128,060	327,804
Cost of revenues:
Cost of services	21,845	15,589	46,922	53,448
Cost of products	-	-	-	977
	21,845	15,589	46,922	54,425
Gross profit	26,415	59,206	81,138	273,379

Expenses:
General and administrative (note 7(b))	499,674	451,252	3,099,928	1,295,414
Research and development (note 8)	324,396	228,874	875,009	486,358
Sales and marketing	799,342	224,683	2,151,716	484,502
Depreciation of property and equipment	23,556	1,570	67,802	3,800
	1,646,968	906,379	6,194,455	2,270,074

	(1,620,553)	(847,173)	(6,113,317)	(1,996,695)
Other income (expenses):
Interest income	1,730	-	15,898	3,395
Interest expense	(633,614)	(565,897)	(1,852,064)	(815,308)
Loss on impairment of fixed assets (note 15)	(324)	-	(15,052)	-
Gain on embedded derivatives (notes 5(c), 5(e), 5(f) and 5(g))	2,322,918	-	1,648,129	-
Loss on extinguishment and modification of
debt	-	(47,618)	-	(47,618)
Loss on re-pricing of warrants	-	(65,306)	-	(65,306)
Foreign exchange gain (loss)	15,541	(17,083)	13,312	(21,428)
	1,706,251	(695,904)	(189,777)	(946,265)

Net income (loss)	85,698	(1,543,077)	(6,303,094)	(2,942,960)
Other comprehensive loss:
Currency translation adjustment (note 3)	-	(49,527)	-	(137,745)

Comprehensive loss	$ 85,698	$ (1,592,604)	$ (6,303,094)	$ (3,080,705)

Net income (loss) per common share - basic (note 9)	$ 0.01	$ (0.30)	$ (0.92)	$ (0.61)
- diluted (note 9)	$ (0.19)	$ (0.30)	$ (0.92)	$ (0.61)

Weighted-average number of common shares outstanding - basic	6,997,501	5,153,838	6,858,984	4,815,055
- diluted	13,414,882	-	-	-
See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Cash Flows Nine months ended September 30, 2008 and 2007 (In U.S. dollars)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
		(note 17)

Cash flows from operating activities:
Net loss	$ (6,303,094)	$ (2,942,960)
Items not involving cash:
Depreciation of property and equipment	67,802	3,800
Interest expense	1,826,430	787,609
Stock-based compensation	616,948	595,115
Stock-based consulting fees	1,804,936	566,467
Gain on embedded derivatives	(1,648,129)	-
Loss on impairment of fixed assets	15,052	-
Loss on re-pricing of warrants	-	65,306
Loss on extinguishment of debt	-	47,618
Change in non-cash operating working capital	155,954	36,408
Net cash used in operating activities	(3,464,101)	(840,637)

Cash flows used in investing activities:
Purchase of property and equipment	(107,892)	(11,985)

Cash flows from financing activities:
Net proceeds from long-term debt	1,990,243	4,531,000
Repayments of long-term debt	(99,980)	(325,000)
Proceeds from promissory notes payable to a related party	-	58,708

Net cash provided by financing activities	1,890,263	4,264,708

Effects of exchange rates on cash and cash equivalents	(8,309)	(84,450)

Net decrease in cash and cash equivalents	(1,690,039)	3,327,636

Cash and cash equivalents, beginning of period	1,949,862	23,157

Cash and cash equivalents, end of period	$ 259,823	$ 3,350,793

Supplemental information to Consolidated Statements of Cash Flows:
Interest paid	$ 25,634	$ 27,699

See accompanying notes to unaudited interim period consolidated financial statements.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

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

The consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the consolidated financial position and results of operations of the Company for the periods presented.  The consolidated results of operations for the nine months ended September 30, 2008 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2008.  Moreover, these consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2007.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $4,011,791 as at September 30, 2008 and has incurred a loss of $6,303,094 and negative cash flow from operations of $3,464,101 for the nine months then ended.  As of September 30, 2008, the Company has an accumulated deficit of $18,974,813 and a stockholders’ deficiency of $3,825,587.  The Company did not make a payment of $271,333 on its debentures due on October 28, 2008. In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities of which all outstanding debentures have been issued to three lenders.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

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

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

2.   Summary of significant accounting policies (continued):

(c)  Fair value measurements:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At September 30, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

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

(d)  Revenue recognition:

During the nine months ended September 30, 2008, the Company started to sell its software as a service (“Saas”) and adopted the following policy on revenue recognition:

The Company generates a portion of its revenue from the sale of subscriptions and related services. This revenue is generated under sales agreements with multiple elements, which are comprised of subscription fees from customers accessing the Company’s on-demand application service and professional services associated with consultation services and customer support.  Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time.

The Company provides its software as a service and follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and Financial Accounting Standards Board Emerging Issues Task Force or EITF Issue No. 00-21, “Revenue Arrangements with Multiple

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

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

3.   Comprehensive loss:

Comprehensive loss includes net loss and other comprehensive loss (“OCL”).  OCL refers to changes in net assets from transactions and other events and circumstances other than transactions with stockholders.  These changes are recorded directly as a separate component of stockholders’ deficiency and excluded from net loss.  The only comprehensive loss item for the Company relates to foreign currency translation gains and losses resulting from the consolidation of the financial statements of the Company’s Canadian subsidiary for periods prior to January 1, 2008.  No foreign currency adjustments were recorded to comprehensive loss for the nine months ended September 30, 2008 due to the adoption of the U.S. dollar as the functional currency of the Company’s subsidiary as explained in note 2(b).

4.   Other account payable:

On February 28, 2008, the Company purchased property and equipment consisting of $141,520 of software and $32,419 of related support services.  On that date, the Company and the supplier entered into a payment

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

4.   Other account payable (continued):

plan agreement (“Payment Plan”) under which the Company paid $25,000 on February 28, 2008 and the balance is payable in installments of $40,410 on May 1, 2008 and $40,224 on each of August 1, 2008, November 1, 2008 and February 1, 2009.  These blended principal and interest payments include interest at 14.52%.  The Company did not make the payment of $40,410 due on May 1, 2008.  As a result of this default, $10,247 was charged to interest expense for the three months ended June 30, 2008.  The Company made the May 1, 2008 payment on July 8, 2008 and the August 1, 2008 payment on August 21, 2008.  The Company has not made the payment due on November 1, 2008.

5.   Long-term debt:

	September 30,	December 31,
	2008	2007

	(Unaudited)	(Audited)

Promissory note, payable on August 5, 2009, bearing interest
at 10% per annum, unsecured (note 5(a))	$58,453	$29,407

Promissory note, payable on December 31, 2007, denominated in
Canadian dollars (C$100,000) bearing interest at 12% per
annum, secured by an assignment of investment tax credits
receivable (note 5(b))	-	100,878

Debentures, payable on September 28, 2009, non-interest
bearing, secured by a floating charge on all assets of the
Company (note 5(c))	2,177,983	531,879

Repayable contribution to the Government of Canada, denominated
in Canadian dollars (C$178,010), non-interest bearing (note 5(d))	106,877	-

Debenture, payable on June 12, 2010, non-interest bearing,
secured by a floating charge on all assets of the Company (note 5(e))	63,053	-

Debenture, payable on July 28, 2010, non-interest bearing,
secured by a floating charge on all assets of the Company (note 5(f))	88,554	-

Debenture, payable on August 20, 2010, non-interest bearing,
secured by a floating charge on all assets of the Company (note 5(g))	102,391	-

	2,597,311	662,164

Less: current portion of long-term debt	2,539,764	632,757

	$57,547	$29,407

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

5.   Long-term debt (continued):

Additional terms and conditions related to long-term debt are as follows:

(a)  On August 6, 2007, the Company received cash of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.  During the nine months ended September 30, 2008, $11,261 was paid to the lender.

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

The promissory note is being accreted to face value on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three and nine months ended September 30, 2008, $12,893 and $29,045, respectively, was charged to interest expense.  In 2007, $7,618 was charged to interest expense.

Accrued interest of $3,781 (December 31, 2007 - $3,781) has been included in accrued liabilities at September 30, 2008.

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

Three and nine months ended September 30, 2008 and 2007

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

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,422,553 of the cash consideration received by the Company was allocated to the debentures and $2,077,447 was allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures in 2007. Of the $1,422,553 allocated to the debentures, $1,165,759 was allocated to the embedded derivatives liability at September 28, 2007 and the residual of $256,794 was allocated to long-term debt.  At December 31, 2007 and June 30, 2008, the estimated value of the embedded derivatives was $2,015,848 and $2,521,552, respectively.  At September 30, 2008, the estimated value of the embedded derivatives was $797,856.  As a consequence, a gain on the embedded derivatives of $1,723,696 and $1,217,992, respectively, has been recognized for the three and nine months ended September 30, 2008.

The debentures are being accreted to the face value of $4,070,000 on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three and nine months ended September 30, 2008, $515,791 and $1,646,104, respectively, was charged to interest expense pursuant to this accretion.

The Company incurred $109,675 in costs in 2007 in connection with the issuance of the debentures.  Of this amount, $67,830 was included as a charge to interest expense in 2007.  For the three and nine months ended September 30, 2008, $3,831 and $39,480, respectively, was   included as a charge to interest expense pursuant to the amortization of these charges.  The balance of $2,365 has been included in deferred charges at September 30, 2008 and will be included in interest expense on an effective interest rate basis during the period from October 1, 2008 to September 28, 2009.

The Company did not make the debenture payments of $226,111 due on March 28, 2008 and April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 are due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on March 28, 2008 and April 28, 2008.  The Company did not make the payment of $271,333 due on July 28, 2008.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly payment of $271,333 was due on August 28, 2008.  The Company did not make the payment of

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

5.   Long-term debt (continued):

(c)  (continued)

$271,333 due on August 28, 2008.  On September 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly payment of $271,333 was due on October 28, 2008.  The Company did not make the payment of $271,333 due on October 28, 2008 (note (16)).

The modification of the payment terms on the debentures on July 31, 2008 and September 3, 2008 have been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debentures was not modified on July 31, 2008 or September 3, 2008 and the impact of the modification will be reflected in interest expense during the period from July 31, 2008 to September 28, 2009.  If the Company had accreted the carrying amount of the debentures to the face amount of $4,070,000 at September 30, 2008, interest expense for the three and nine months ended September 30, 2008 would have increased by $1,892,017.  In addition, net income for the three months ended September 30, 2008 would have decreased and net loss for the nine months ended September 30, 2008 would have increased by a similar amount.

(d)  On October 31, 2007, the Company entered into an agreement with the Government of Canada whereby the Company would be advanced up to 75% of eligible costs to a maximum of $343,238 (C$350,000) pursuant to a business development program.  For the three months ended September 30, 2008, the Company did not receive any funding pursuant to this agreement.  For the nine months ended September 30, 2008, the Company received $178,056 (C$178,010) pursuant to this agreement.  Under the terms of the agreement, the Company is obligated to make equal monthly repayments of $5,481 (C$5,833) over a five year period commencing on January 1, 2009.

On the date of receipt of the funds, the estimated fair value of the repayable contribution of $101,617 (C$100,822) has been allocated to the debt and the balance of $76,439 (C$77,188) has been recognized as a government contribution by a reduction of sales and marketing expenses for the nine months ended September 30, 2008.  The debt is being accreted to the face value of $178,056 (C$178,010) on an effective interest basis through a charge to interest expense over the period to maturity.  For the three and nine months ended September 30, 2008, $7,088 (C$7,384) and $12,565 (C$12,916) was charged to interest expense, respectively.

In addition, the Company received non-repayable grants of $8,891 (C$8,959), $7,516 (C$7,563) and $17,780 (C$18,906) on February 18, 2008, May 23, 2008 and September 5, 2008, respectively, from the Government of Canada pursuant to an employment development program.  These grants have been accounted for as a reduction of sales and marketing expenses for the nine months ended September 30, 2008.

(e)   On June 12, 2008, the Company received cash of $400,000 in exchange for the issuance of a non-interest bearing debenture of $444,400 maturing on June 12, 2010 and a warrant to purchase 317,428 shares of common stock of the Company at $1.96 per share.  The warrant expires on June 12, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing December 12, 2008, the Company is required to redeem $24,689 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

5.     Long-term debt (continued):

(e)  (continued)

certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $155,363 of the cash received by the Company was allocated to debenture and $244,637 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at June 12, 2008.  The $155,363 allocated to the debenture was allocated to the embedded derivatives liability at June 12, 2008.  At June 30, 2008, the estimated value of the embedded derivatives was $324,448.  At September 30, 2008, the estimated value of the embedded derivatives was $71,133.  As a consequence, a gain on the embedded derivatives of $253,315 and $84,230, respectively, has been recognized for the three and nine months ended September 30, 2008.

The debenture is being accreted to the face value of $444,400 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three and nine months ended September 30, 2008, $54,698 and $63,053, respectively were charged to interest expense pursuant to this accretion.

The Company incurred $63,097 in costs in connection with the issuance of the debenture.  Of this amount, $7,766 and $8,952, respectively, were included as a charge to interest expense for the three and nine months ended September 30, 2008 pursuant to the amortization of these charges.  The balance of $54,145 has been included in deferred charges at September 30, 2008 and will be included in interest expense on an effective interest rate basis during the period from October 1, 2008 to June 12, 2010.

As a result of the inability of the Company to satisfy its payment obligations on its September 28, 2007 debentures without waivers from the lenders as described in note 5(c), the Company has classified all of its debentures as a current liability.  If the Company had accreted the carrying amount of the debenture to the face amount of $444,400 at September 30, 2008, interest expense for the three and nine months ended September 30, 2008 would have increased by $381,347.  In addition, net income for the three months ended September 30, 2008 would have decreased and net loss for the nine months ended September 30, 2008 would have increased by a similar amount.

(f)    On July 28, 2008, the Company received cash of $1,100,000 in exchange for the issuance of a non-interest bearing debenture of $1,222,100 maturing on July 28, 2010 and a warrant to purchase 872,928 shares of common stock of the Company at $1.96 per share.  The warrant expires on July 28, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing January 28, 2009, the Company is required to redeem $67,894 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

5.    Long-term debt (continued):

(f)     (continued)

the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $519,659 of the cash received by the Company was allocated to the debenture and $580,341 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at July 28, 2008.  Of the $519,659 allocated to the debenture, $449,903 was allocated to the embedded derivatives liability at July 28, 2008 and the residual of $69,756 was allocated to long-term debt.  At September 30, 2008, the estimated value of the embedded derivatives was $153,114.  As a consequence, a gain on the embedded derivatives of $296,789 has been recognized for the three and nine months ended September 30, 2008.

The debenture is being accreted to the face value of $1,222,100 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended September 30, 2008, $18,798 was charged to interest expense pursuant to this accretion.

The Company incurred $20,000 in costs in 2008 in connection with the issuance of the debenture.  Of this amount, $326 was included as a charge to interest expense for the three and nine months ended September 30, 2008 pursuant to the amortization of these charges.  The balance of $19,674 has been included in deferred charges at September 30, 2008 and will be included in interest expense on an effective interest rate basis during the period from October 1, 2008 to July 28, 2010.

As a result of the inability of the Company to satisfy its payment obligations on its September 28, 2007 debentures without waivers from the lenders as described in note 5(c), the Company has classified all of its debentures as a current liability.  If the Company had accreted the carrying amount of the debenture to the face amount of $1,222,100 at September 30, 2008, interest expense for the three and nine months ended September 30, 2008 would have increased by $1,133,546.  In addition, net income for the three months ended September 30, 2008 would have decreased and net loss for the nine months ended September 30, 2008 would have increased by a similar amount.

(g)   On August 20, 2008, the Company received cash of $470,027 in exchange for the issuance of $522,200 of non-interest bearing debentures maturing on August 20, 2010 and a warrant to purchase 372,999 shares of common stock of the Company at $1.96 per share.  The warrant expires on August 20, 2013.  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 19, 2009, the Company is required to redeem $29,011 of the debentures per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debentures at any time, subject to

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

5.   Long-term debt (continued):

(g)   (continued)

certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $236,398 of the cash received by the Company was allocated to the debentures and $233,629 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at August 20, 2008.  Of the $236,398 allocated to the debentures, $141,316 was allocated to the embedded derivatives liability at August 20, 2008 and the residual of $95,082 was allocated to long-term debt.  At September 30, 2008, the estimated value of the embedded derivatives was $92,198.  As a consequence, a gain on the embedded derivatives of $49,118 has been recognized for the three and nine months ended September 30, 2008.

The debentures are being accreted to the face value of $522,200 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the three months ended September 30, 2008, $7,309 was charged to interest expense pursuant to this accretion.

The Company incurred $42,500 in costs in 2008 in connection with the issuance of the debentures.  Of this amount, $727 was included as a charge to interest expense for the three months ended September 30, 2008 pursuant to the amortization of these charges.  The balance of $41,773 has been included in deferred charges at September 30, 2008 and will be included in interest expense on an effective interest rate basis during the period from October 1, 2008 to August 20, 2010.

 As a result of the inability of the Company to satisfy its payment obligations on its September 28, 2007 debentures without waivers from the lenders as described in note 5(c), the Company has classified all of its debentures as a current liability.  If the Company had accreted the carrying amount of the debentures to the face amount of $522,200 at September 30, 2008, interest expense for the three and nine months ended September 30, 2008 would have increased by $419,809.  In addition, net income for the three months ended September 30, 2008 would have decreased and net loss for the nine months ended September 30, 2008 would have increased by a similar amount.

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

At September 30, 2008, there were 622,325 common shares available for grant under the Plan.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

6.   Stock option plan (continued):

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

During the three months ended September 30, 2008, there were 17,143 stock options granted by the Company.  The per share weighted-average fair value of the stock options granted during the three months ended September 30, 2008 and 2007 was calculated using the Black Scholes option-pricing model and related weighted-average assumptions as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007
	(Unaudited)	(Unaudited)
Options granted	17,143	211,432
Expected volatility	169%	120.25%
Expected dividends	Nil	Nil
Expected term (years)	3.5	4
Risk-free rate	2.83	4.49%
Per share weighted average grant date fair value	$0.90	$0.77

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

6.   Stock option plan (continued):

A summary of amounts recognized in the consolidated financial statements with respect to the Plan is as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amounts charged (recovered) against income, before income tax benefit	$ 4,213	$ 17,589	$ (13,005)	$ 88,298
Amount of related income tax benefit recognized in income	-	-	-	-

A summary of share option activity under the Plan as of September 30, 2008 and changes during the nine months then ended is presented below:

	2008
	(Unaudited)
	Options	Weighted	Weighted	Aggregate
		Average	average	intrinsic
		exercise	remaining	value
		price ($)	contractual
			term (Years)
Options outstanding, January 1, 2008	606,817	$ 1.96	4.4	$ 52,359
Expired	(56,133)	$ 0.57	-	-
Forfeited	(475,866)	$ 2.17	-	-
Issued	17,143	$ 0.99	4.8	-
Options outstanding, September 30, 2008	91,961	$ 1.70	3.9	$ Nil
Options exercisable, September 30, 2008	56,959	$ 1.72	3.5	$ Nil

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options outstanding		Options exercisable
	(Unaudited)		(Unaudited)
		Weighted
	Number	average	Number
Exercise	outstanding	remaining	exercisable
price	at 9/30/08	contractual term	at 9/30/08
$ 0.99	17,143	4.8 years	17,143
1.393	10,715	4.3 years	-
1.40	10,715	5.0 years	3,572
1.75	35,715	3.3 years	24,286
2.31	5,715	5.1 years	-
2.80	11,958	2.8 years	11,958
Total	91,961	3.9 years	56,959

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

6.   Stock option plan (continued):

On August 14, 2008, fully vested stock options to purchase 17,143 shares of common stock of the Company were granted to the Chief Financial Officer. The fair value of the stock options was calculated as $15,446 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.83%; expected volatility of 169%, and an expected life of 3.5 years.  $15,446 was included in general and administrative expense for the three months ended September 30, 2008.

At September 30, 2008, there was $23,183 (September 30, 2007 - $218,914) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately 1 year.

7.   Stockholders’ deficiency:

(a)  Common stock transactions:

During the nine months ended September 30, 2008, the Company issued 425,936 shares of common stock pursuant to the transactions described below:

(i) On March 14, 2008, the Company entered into a consulting agreement to purchase investor communication and public relations services for a period of twelve months.  As consideration for these services, the Company issued 345,000 shares of common stock to the consultant.  The fair value of the 345,000 shares of common stock was estimated at $534,750 and was included in general and administrative expenses for the three months ended March 31, 2008.

(ii)  On March 20, 2008, the Company issued 41,357 shares of common stock to a consultant for $50,000 of recruiting services.   $50,000 was included in sales and marketing expenses for the three months ended March 31, 2008.

(iii)  On April 21, 2008, the Company issued 15,000 shares of common stock to a consultant for investment banking services.  On that date, the fair value of the 15,000 shares of common stock was estimated at $24,750.  The $24,750 has been included in general and administrative expenses for the three months ended June 30, 2008.  On June 12, 2008, the Company issued 24,579 shares of common stock to the consultant for $40,000 of services in connection with the closing of a debenture on the same date.  On that date, the fair value of the 24,579 shares of common stock has been estimated at $38,097 and included in deferred charges (note 5(e)).

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

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

The fair value of the 50,000 warrants that vested on June 15, 2008 was calculated as $68,770 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.48%; expected volatility of 165%, and an expected life of 3.75 years.  This amount was included in general and administrative expenses for the nine months ended September 30, 2008.

The Company did not extend the agreement with the consultant after expiry on July 31, 2008 and the remaining warrants were forfeited.

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

(iv)  On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period except that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.  The fair value of the warrant was calculated as $272,569 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.24%; expected volatility of 125%, and an expected life of 2.7 years.  Of this amount, $34,351 and $90,732, respectively, have been included in sales and marketing expenses for the three and nine months ended September 30, 2008.

(v)  On December 27, 2007, the Company entered into a consulting agreement to purchase general advisory services until June 30, 2009.  As consideration for these services, the Company issued a warrant to purchase 214,286 shares of common stock of the Company at $1.40 per share.  The warrant vests as follows: 35,715 shares of common stock on each of March 31, 2008 and June 30, 2008 and 35,714 shares of common stock at the end of each calendar quarter thereafter commencing on September 30, 2008 and ending on June 30, 2009. The warrant expires on December 27, 2011.  The fair value of the 35,715 warrants that vest on March 31, 2008 was calculated as $63,180 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.04%; expected volatility of 124%, and an expected life of 3.75 years.  Of this amount, $802 was expensed in 2007 and $62,378 was included in sales and marketing expenses for the three months ended March 31, 2008.  On May 31, 2008, the Company terminated the consulting agreement and the remaining warrants were forfeited.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

7.  Stockholders’ deficiency (continued):

(b)  Warrants pursuant to consulting and other agreements (continued):

(vi) On November 27, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer.  As consideration for these services, the Company issued a warrant to purchase 428,572 shares of common stock of the Company at $2.10 per share.  The warrant expires on October 31, 2011 and vests as follows: 142,858 on March 31, 2008, 142,857 on September 30, 2008 and 142,857 on March 31, 2009.  The fair value of the warrant was calculated as $285,473 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.05%; expected volatility of 121%, and an expected life of 2.4 years.  Of this amount, $19,809 was included in research and development expenses in 2007.  $53,599 and $159,631, respectively, have been included in research and development expenses for the three and nine months ended September 30, 2008.

(vii) On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Financial Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 was included in general and administrative expenses in 2007.  $61,134 and $182,072, respectively, have been included in general and administrative expenses for the three and nine months ended September 30, 2008.

(viii) On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the President and Chief Executive Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $58,476 was included in general and administrative expenses in 2007.  $61,134 and $182,072, respectively, have been included in general and administrative expenses for the three and nine months ended September 30, 2008.

(ix) On August 8, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until August 7, 2008.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $90,000 on August 8, 2007.  Of the total estimated fair value, $35,754 was included in general and administrative expenses in 2007.  $9,368 and $54,246, respectively, have been included in general and administrative expenses for the three and nine months ended September 30, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

8.  Research and development:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Costs incurred	$ 324,396	$ 239,228	$ 895,592	$ 517,773
Investment tax credits	-	(10,354)	(20,583)	(31,415)

	$ 324,396	$ 228,874	$ 875,009	$ 486,358

9.  Net loss per common share:

As the Company incurred a net loss during the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007, the loss and diluted loss per common share for those periods are based on the weighted-average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

September 30,
2008
(Unaudited)

Options to purchase common stock	91,961
Conversion of debentures and promissory note	6,129,658
Exercise of Series A warrants	28,572
Exercise of Series C warrants	424,742
Exercise of Series D warrants	240,526
Exercise of Series E warrants	214,286
Exercise of Series F warrants	142,858
Exercise of Series G warrants	128,574
Exercise of Series H warrants	71,429
Exercise of Series I warrants	35,715
Exercise of Series J warrants	179,229
Exercise of Series K warrants	319,425
Exercise of Series L warrants	142,858
Exercise of Series M warrants	571,430
Exercise of Series N warrants	14,286
Exercise of Series O warrants	428,572
Exercise of Series P warrants	107,143
Exercise of Series Q warrants	35,715
Exercise of series R warrants	1,429
Exercise of other warrants	5,532,643

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

9.  Net loss per common share (continued):

The following provides a reconciliation of the numerators and denominators for basic and diluted earnings per share (“EPS”) for the three months ended September 30, 2008:

	Income (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income available to common shareholders	$85,698	6,997,501	$0.01
Effect of dilutive securities:
Stock options and warrants	Nil	917,650
Convertible debentures	(2,683,096)	5,499,731
Diluted EPS:
Income available to common shareholders	$(2,597,398)	13,414,882	$(0.19)

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of September 30, 2008 and December 31, 2007.

(b)  Commitments:

Operating lease

The Company has an operating lease agreement for office space in the U.S. that expires on August 31, 2009 and  two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs, are approximately as follows:  2008 - $61,200; 2009 - $286,252 and 2010 - $100,067.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

10.  Guarantees and commitments (continued):

In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs, as follows:  2008 - $6,767; 2009 - $81,203 and 2010 - $74,436.

Rent expense for operating leases for the three months ended September 30, 2008 and 2007 was $59,890 and $25,366, respectively.  Rent expense for operating leases for the nine months ended September 30, 2008 and 2007 was $125,247 and $72,124, respectively.

Investor relations services

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

11.  Segmented reporting:

The Company operates in one dominant industry segment, which involves providing a web-based front-end dashboard software product for leading business intelligence platforms.

Revenues attributable to geographic areas based on the location of the customer are as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$ 30,029	$ 13,180	$ 88,423	$ 41,432
Canada	3,984	43,014	6,427	232,359
Europe	14,247	18,601	33,210	54,013

	$ 48,260	$ 74,795	$ 128,060	$ 327,804

The Company’s assets are located as follows:

	September 30,	December 31,
	2008	2007

	(Unaudited)	(Audited)

United States	$694,995	$2,121,077
Canada	90,056	450,373

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

12.  Economic dependence:

Four of the Company’s customers account for 71% of revenue for the nine months ended September 30, 2008 (Nine months ended September 30, 2007 – four customers account for 68% of revenue).

13.  Related party transactions:

The Company has issued $5,736,500 of debentures to the same lenders.  These debentures are convertible, at the lender’s option, into 5,463,335 shares of common stock of the Company at $1.05 per share.  In addition, these lenders have been granted warrants to purchase 4,097,501 shares of common stock of the Company at $1.96 per share expiring at various dates to July 28, 2013.  Subsequent to September 30, 2008, the Company reduced the conversion price of the debentures and the exercise price of the warrants to $0.20 per share (note 16).  As a consequence, these lenders can exercise significant influence over the operations of the Company.

The Chief Technical Officer of the Company is the President and minority owner of a company providing software development services to the Company.  During the nine months ended September 30, 2008, this company charged $324,202 for these services.  Of this amount, $43,160 was included in accounts payable at September 30, 2008.

14.  Fair Value Measurements

The fair value of the Company’s financial liabilities at September 30, 2008 is as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$1,114,301	$ -	$1,114,301

Valuation Methodology:

In determining the fair value of the embedded derivatives liability, the Company uses a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  Since the Company uses observable inputs in its valuation of its embedded derivatives liability, it is considered Level 2.

The fair value of the long-term debt is $5,046,380. In determining the fair value of the long-term debt, the Company uses a discounted cash flow method to estimate the fair value. In determining the estimated discount rate, the Company has considered the credit worthiness of the Company and discount rates based on similar debt instruments.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short term maturity of these instruments.

15.  Loss on impairment of fixed assets:

In April 2008, the Company decided to close an office in Ottawa, Canada.  As a consequence of this decision, an impairment loss of $15,052 has been recognized on fixed assets for the nine months ended September 30, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements

Three and nine months ended September 30, 2008 and 2007

(In U.S. dollars)

16.  Subsequent events:

(a)  On October 18, 2008, the Chief Technical Officer of the Company was terminated and forfeited a warrant to purchase 142,857 shares of common stock of the Company for $2.10 per share and expiring on April 30, 2013.

(b)

On October 28, 2008, the Company did not make a payment of $271,333 due on its debentures (note 5(c)).  On November 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $407,000 are due commencing on December 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on October 28, 2008.

(c)

On October 31, 2008, the Company received cash of $1,500,000 in exchange for the issuance of a non-interest bearing debenture for $1,666,500 maturing on October 31, 2010 and a warrant to purchase 6,249,375 shares of common stock of the Company at $0.20 per share.  The debenture is convertible into shares of common stock of the Company at $0.20 per share.  The warrant expires on October 31, 2013.  As a condition of this financing, the Company agreed to obtain shareholder approval to increase the authorized number of common shares from 42,857,143 to 500,000,000.

(d)  As a consequence of the issuance of a debenture at a conversion price of $0.20 per share and the related warrant at an exercise price of $0.20 per share referred to in (c) above, the Company was obligated to reduce the conversion price on $6,258,700 of debentures issued prior to September 30, 2008 from $1.05 per share to $0.20 per share (notes 5(c), 5(e), 5(f) and 5(g)).  In addition, the Company was obligated to reduce the exercise price on 4,470,500 warrants issued prior to September 30, 2008 from $1.96 per share to $0.20 per share (notes 5(c), 5(e), 5(f) and 5(g)).

(e)  On October 8, 2008, the Company received $56,187 (C$63,092) from the Government of Canada pursuant to a business development program.

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

(b) Revenue recognition:

During the nine months ended September 30, 2008, the Company started to sell its software as a service (“Saas”) and adopted the following policy on revenue recognition:

The Company generates a portion of its revenue from the sale of subscriptions and related services. This revenue is generated under sales agreements with multiple elements, which are comprised of subscription fees from customers accessing the Company’s on-demand application service and professional services associated with consultation services and customer support.  Arrangements with customers do not provide the customer with the right to take possession of the software supporting the on-demand application service at any time.

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

Results of Operations

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues:  Revenues for the three months ended September 30, 2008 were $48,260 compared to $74,795 for the three months ended September 30, 2007.

Services revenue decreased by $13,678 from $47,938 in 2007 to $34,260 in 2008.  In 2008, sales of services to our 2007 customer base, including software support for on-premises licenses, declined by approximately $29,600.  This decrease was offset by sales of approximately $15,900 to nine new software as a service (“Saas”) customers in 2008.

Product revenue decreased from $26,857 in 2007 to $14,000 in 2008.  The decrease in product sales in 2008 resulted from a transition in our sales model from selling on-premises software licenses to selling a hosted on-demand web-based business intelligence service on a Saas basis.

Gross profit:  Gross profit for the three months ended September 30, 2008 was $26,415 (55% of revenue) compared to $59,206 (79% of revenue) for the three months ended September 30, 2007.

In 2008, the gross profit on services was $12,415 (36% of services revenue) compared to $32,349 (67% of services revenue) in 2007.  The decrease in gross profit results primarily from the impact of costs in 2008 related to our initial Saas sales.  In 2008, the gross profit on products was $14,000 (100% of product revenue) compared to $26,857 (100% of product revenue) in 2007.

General and administrative expenses:  General and administrative expenses for the three months ended September 30, 2008 were $499,674 compared to $451,252 for the three months ended September 30, 2007.  The increase in costs of approximately $48,400 includes the following significant items:

•

Increase in compensation costs of approximately $165,900 in 2008 compared to 2007.  Of this increase, $34,400 results from an increase in the cash compensation and related benefits for our Chief Executive Officer and Chief Financial Officer and $9,100 results from hiring an administrative assistant in 2008.  The balance of the increase of $122,400 results primarily from the impact of a reversal of expense for unpaid salaries in 2007 owing to our Chief Financial Officer and our former Chief Executive Officer for 2007 and prior periods.

•

Decrease in stock related compensation of approximately $236,400 in 2008 compared to 2007.  In 2007, stock related compensation was $377,800 resulting from issuing fully vested warrants to our current Chief Executive Officer and issuing fully vested warrants to our former Chief Executive Officer and Chief Financial Officer as part of an agreement to write-off unpaid salaries owing for 2007 and prior periods.  In 2008, stock related compensation was $141,400 resulting from the impact of awarding warrants to each of our Chief Executive Officer and Chief Financial Officer in October 2007 and granting fully vested stock options in August 2008 to our Chief Financial Officer.

•

Decrease in expense for investor relations and communications services of approximately $33,300 in 2008 compared to 2007.  In 2008, we incurred $25,000 in cash based expenses and $9,400 in stock based expenses for three consultants for these services.  These amounts were offset by a recovery of $11,000 in stock based expenses for warrants forfeited by one of the consultants.  In 2007, we incurred $12,500 in cash based expenses and $44,200 in stock based expenses for four consultants for these services.

•

Increase in legal expense of approximately $17,500 in 2008 compared to 2007.  In 2007, we incurred minimal costs for legal services.  In 2008, we incurred $15,000 for ongoing services from our securities counsel and fees for other general legal services.

•

Increase in accounting expense of approximately $5,700 in 2008 compared to 2007 due to general fee increases in 2008, fees related to the valuation of our derivative liabilities for financial reporting purposes and the use of part-time accounting assistance.

•

Increase in consulting expense of approximately $47,800 in 2008 compared to 2007.  In 2008, we incurred costs of $17,000 for compensation for the Chairman of the Board and use of a consultant for payroll services in the U.S.  In 2007, we recognized a recovery of expenses of $30,800 relating to an agreement by our former Chief Executive Officer to write-off an amount owing for services provided in prior years.

•

Increase in rent expense of approximately $44,800 in 2008 compared to 2007 due to opening offices in California and St. John’s, Newfoundland and allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.  In addition, we incurred costs in 2008 related to an office in Florida used by one of our sales representatives.

•

Increase in insurance expense of approximately $17,600 in 2008 compared to 2007 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Increase of approximately $18,800 in all other costs in 2008 compared to 2007 including travel, telephone and costs incurred to close our office in Ottawa, Canada.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended September 30, 2008 were $799,342 compared to $224,683 for the three months ended September 30, 2007.  The increase in costs of approximately $574,700 includes the following significant items:

•

Increase in compensation related costs of approximately $396,600 in 2008 compared to 2007.  At September 30, 2007, we had four staff in the U.S. and four staff in Ottawa, Canada.  At September 30, 2008, we had thirteen staff in the U.S. including a Chief Marketing Officer and a VP Sales and two in Newfoundland, Canada.  Our compensation related costs in 2008 include the impact of a settlement for one of the Ottawa, Canada staff.

•

Decrease in stock related compensation of approximately $8,400 in 2008 compared to 2007.  In 2008, stock related compensation was $35,700 resulting primarily from the impact of awarding a warrant to our Chief Marketing Officer.  In 2007, stock related compensation was $44,100.

•

Increase in consulting and related services of approximately $214,900 in 2008 compared to 2007.  In 2008, we incurred costs of $241,200 for public relations services, lead generation and research analysts.  In 2007, we incurred $26,300 for these services.

•

Decrease in sales and marketing costs of approximately $18,100 in 2008 compared to 2007 due to the impact of accounting for a government contribution in 2008.  There was no similar government contribution in 2007.

•

Decrease of approximately $25,500 in travel and related costs in 2008 compared to 2007 resulting from closing of our office in Ottawa, Canada and increasing our use of on-line demonstrations.

•

Net increase in other costs of approximately $15,200 in 2008 compared to 2007 including telephone and the costs of on-line demonstrations.

Research and development expenses:  Research and development expenses for the three months ended September 30, 2008 were $324,396 compared to $228,874 for the three months ended September 30, 2007.  The increase in costs of approximately $95,500 includes the following significant items:

•

Decrease in stock related compensation of approximately $49,000 in 2008 compared to 2007.  In 2008, stock related compensation was $53,600 resulting from the impact of a warrant awarded to our current Chief Technical Officer in November 2007.  In 2007, stock related compensation was $102,600 resulting from the impact of a fully vested warrant issued to our former Chief Technical Officer and the impact of stock options granted to our staff in Ottawa, Ontario which were subsequently forfeited due to discontinuing our research and development activities in that office in early 2008.

•

Decrease in compensation related costs of approximately $43,000 in 2008 compared to 2007.  In 2008, we discontinued our research and development activities in Ottawa, Ontario due to outsourcing product development and testing to China.  The decrease in costs from discontinuing operations in Ottawa, Canada was partially offset by costs for our Chief Technical Officer in California.

•

Increase in consulting expense of approximately $141,700 in 2008 compared to 2007 resulting primarily from the outsourcing of product development and testing to China and the use of other consultants in the U.S. and Canada for these services.

•

Increase in costs of $33,200 in 2008 compared to 2007 due to the use of an outside data facility for demonstrations of our product and to deliver services to customers.

•

Increase in travel expenses of $12,200 in 2008 compared to 2007 due to travel to China.

•

Decrease in rent expense of approximately $12,700 in 2008 compared to 2007 due to allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.

•

Increase in costs of approximately $10,400 in 2008 compared to 2007 due to a reduction in tax credits available in Ontario, Canada.

•

Increase in other miscellaneous costs of approximately $2,700 in 2008 compared to 2007.

Depreciation:  Depreciation was $23,556 for the three months ended September 30, 2008 compared to $1,570 for the three months ended September 30, 2007.  This increase in depreciation in 2008 resulted from the purchase of approximately $163,000 of software and other fixed assets in 2008.

Interest expense:  Interest expense increased from $565,897 for the three months ended September 30, 2007 to $633,614 for the three months ended September 30, 2008.  This increase results primarily from the impact of accretion on the debentures issued by the Company on September 28, 2007, June 12, 2008, July 28, 2008 and August 20, 2008 and amortization of the related deferred financing charges.

Gain on embedded derivatives:  Gain on embedded derivatives was $2,322,918 for the three months ended September 30, 2008 compared to $Nil for the three months ended September 30, 2007.  In September 2007, June 2008, July 2008 and August 2008, we closed debenture financings that included embedded derivative liabilities.  The change in fair value of the embedded derivatives  as at September 30, 2008 compared to the previous measurement dates resulted in a gain.

Loss on extinguishment and modification of debt:  Loss on extinguishment and modification of debt was $47,618 for the three months ended September 30, 2007 compared to $Nil for the three months ended September 30, 2008.

The loss in 2007 resulted from the conversion of a promissory note to equity on terms more favorable than the original terms.

Loss on re-pricing of warrants:  Loss on re-pricing of warrants was $65,306 for the three months ended September 30, 2007 compared to $Nil for the three months ended September 30, 2008.  The loss in 2007 resulted from a reduction in July 2007 in the exercise price on 424,742 Class C warrants from $2.10 per share to $0.70 per share.

Foreign exchange gain (loss):  Foreign exchange gain for the three months ended September 30, 2008 was $15,541 compared to a loss of $17,083 for the three months ended September 30, 2007.

Net income (loss):  Net income was $85,698 ($0.01 per share and $(0.19) on a diluted basis) for the three months ended September 30, 2008 compared to a net loss of $1,543,077 ($0.30 per share) for the three months ended September 30, 2007.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

sell our software as a service to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications; and

•

successfully develop related software applications.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Revenues:  Revenues for the nine months ended September 30, 2008 were $128,060 compared to $327,804 for the nine months ended September 30, 2007.

Services revenue decreased by $104,816 from $201,319 in 2007 to $96,503 in 2008.  In 2008, sales of services to our 2007 customer base, including software support for on-premises licenses declined by approximately $134,500.  This decrease was offset by sales of approximately $29,700 to nine new Saas customers in 2008.

Product revenue decreased from $126,485 in 2007 to $31,557 in 2008.  The decrease in product sales in 2008 resulted from a transition in our sales model from selling on-premises software licenses to selling on a Saas basis.

Gross profit:  Gross profit for the nine months ended September 30, 2008 was $81,138 (63% of revenue) compared to $273,379 (83% of revenue) for the nine months ended September 30, 2007.

In 2008, the gross profit on services was $49,581 (51% of services revenue) compared to $147,871 (73% of services revenue) in 2007.  The decrease in gross profit results primarily from the decrease in services contracts in 2008.  The decrease in the gross profit percentage results from the impact of costs in 2008 related to our initial Saas sales.  In 2008, the gross profit on products was $31,557 (100% of product revenue) compared to $125,508 (99% of product revenue).

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2008 were $3,099,928 compared to $1,295,414 for the nine months ended September 30, 2007.  The increase in costs of approximately $1,804,500 includes the following significant items:

•

Increase in compensation costs of approximately $246,900 in 2008 compared to 2007.  Of this increase, $159,200 results from an increase in the cash compensation and related benefits for our Chief Executive Officer and Chief Financial Officer and $9,100 results from hiring an administrative assistant in 2008.  The balance of the increase of $78,600 results from the impact of a reversal of expense for unpaid salaries in 2007 owing to our Chief Financial Officer and our former Chief Executive Officer for 2007 and prior periods.

•

Decrease in stock related compensation of approximately $12,100 in 2008 compared to 2007.  In 2007, stock related compensation was $400,700 resulting from issuing fully vested warrants awarded to our current Chief Executive Officer and issuing fully vested warrants to our former Chief Executive Officer and Chief Financial Officer as part of an agreement that resulted in a reversal of expense for unpaid salaries owing for 2007 and prior periods.  In 2008, stock related compensation was $388,600 resulting from the impact of awarding warrants to each of our Chief Executive Officer and Chief Financial Officer in October 2007 and granting fully vested stock options in August 2008 to our Chief Financial Officer.

•

Increase in expense for investor relations and communications services of approximately $1,190,500 in 2008 compared to 2007.  In 2008, we incurred $80,300 in cash based expenses and $1,667,900 in stock based expenses for three consultants for these services.  In 2007, we incurred $42,500 in cash based expenses and $515,200 in stock based expenses for four consultants for these services.

•

Increase in accounting expense of approximately $109,800 in 2008 compared to 2007 due to general fee increases in 2008, fees related to the valuation of our derivative liabilities for financial reporting purposes and the use of part-time accounting assistance.

•

Increase in rent expense of approximately $88,400 in 2008 compared to 2007 due to opening offices in California and St. John’s, Newfoundland and allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.  In addition, we incurred costs in 2008 related to an office in Florida used by one of our sales representatives.

•

Increase in consulting expense of approximately $85,700 in 2008 compared to 2007.  In 2008, we incurred costs of $43,900 for compensation for the Chairman of the Board.  In addition, we incurred costs of $32,300 in 2008 for investment banking services and use of a consultant for payroll services in the U.S.  In 2007, we recognized a recovery of expenses of $30,800 relating to an agreement by our former Chief Executive Officer to write-off an amount owing for services provided in prior years and incurred costs of $21,300 for investment banking services.

•

Increase in legal expense of approximately $18,500 in 2008 compared to 2007.  In 2007, we incurred minimal costs for legal services.  In 2008, we incurred $15,000 for ongoing services from our securities counsel and fees for other general legal services.

•

Decrease of approximately $14,400 in bank charges in 2008 compared to 2007 resulting primarily from a decrease in interest and penalties on arrears in certain statutory employee tax payments in Canada.

•

Increase in travel expense of approximately $23,300 in 2008 compared to 2007 relating primarily to travel for financing purposes including investor presentations.

•

Increase in insurance expense of approximately $25,300 in 2008 compared to 2007 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Increase in telephone expense of approximately $12,100 in 2008 compared to 2007 resulting from an increase in staff and the opening of offices in California and St. John’s, Newfoundland.

•

Increase of approximately $30,500 in other costs in 2008 compared to 2007 due primarily to opening of the offices in California and St. John’s, Newfoundland.

Sales and marketing expenses:  Sales and marketing expenses for the nine months ended September 30, 2008 were $2,151,716 compared to $484,502 for the nine months ended September 30, 2007.  The increase in costs of approximately $1,667,200 includes the following significant items:

•

Increase in compensation related costs of approximately $1,117,800 in 2008 compared to 2007.  At September 30, 2007, we had four staff in the U.S. and four staff in Ottawa, Canada.  At September 30, 2008, we had thirteen staff in the U.S. including a Chief Marketing Officer and a VP Sales and two in Newfoundland, Canada.  In addition, we incurred costs from January to May 2008 in our St. John’s, Newfoundland office for three staff who subsequently left the Company due to a decision to eliminate our sales and marketing activities in that office.  Our compensation related costs in 2008 include the impact of a settlement for two of the Ottawa, Canada staff.

•

Increase in stock related compensation of approximately $72,300 in 2008 compared to 2007.  In 2008, stock related compensation was $142,400 resulting primarily from the impact of awarding a warrant to our Chief Marketing Officer and a warrant to a consultant in 2008 partially offset by the impact of forfeitures of stock options by staff no longer with the Company in 2008.  In 2007, stock related compensation was $70,100.

•

Increase in consulting expense of approximately $543,200 in 2008 compared to 2007.  In 2008, we incurred costs for public relations services, lead generation and research analysts.  There were no similar significant costs in 2007.

•

Decrease in sales and marketing costs of approximately $111,000 in 2008 compared to 2007 due to the impact of accounting for a government contribution in 2008.  There was no similar government contribution in 2007.

•

Increase of approximately $20,800 in the cost of on-line demonstrations in 2008 compared to 2007 due to the increase in staff delivering such presentations.

•

Net increase in other costs of approximately $24,100 in 2008 compared to 2007.

Research and development expenses:  Research and development expenses for the nine months ended September 30, 2008 were $875,009 compared to $486,358 for the nine months ended September 30, 2007.  The increase in costs of approximately $388,700 includes the following significant items:

•

Increase in stock related compensation of approximately $24,500 in 2008 compared to 2007.  In 2008, stock related compensation was $148,800 resulting primarily from the impact of a warrant awarded to our current Chief Technical Officer in November 2007.  In 2007, stock related compensation was $124,300 resulting from the impact of a fully vested warrant issued to our former Chief Technical Officer and the impact of stock options granted to our staff in Ottawa, Ontario which were subsequently forfeited due to discontinuing our research and development activities in that office in early 2008.

•

Decrease in compensation related costs of approximately $131,800 in 2008 compared to 2007.  In 2008, we discontinued our research and development activities in Ottawa, Canada due to outsourcing of development and testing initially to India and then to China.  The decrease in costs from discontinuing operations in Ottawa, Canada was partially offset by costs for our Chief Technical Officer in California who was hired in November 2007.

•

Increase in consulting expense of approximately $357,300 in 2008 compared to 2007 resulting primarily from the outsourcing of product development and testing initially to India and then to China plus the use of other consultants in the U.S. and Canada for these services.

•

Increase in costs of $49,200 in 2008 compared to 2007 due to the use of an outside data facility for demonstrations of our product and to deliver services to customers.

•

Increase in compensation related costs of approximately $74,600 in 2008 compared to 2007.  In 2007 a portion of the cost of our research and development staff was charged to cost of sales due to delivery of a services contract to a major customer.  In 2008, these staff were engaged primarily in research and development activities until we closed our office in Ottawa, Canada.

•

Increase in travel expenses of $24,300 in 2008 compared to 2007 due primarily to travel to China.

•

Decrease in rent expense of approximately $36,100 in 2008 compared to 2007 due to allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.

•

Increase in costs of approximately $10,800 in 2008 compared to 2007 due to a reduction in tax credits available in Ontario, Canada.

•

Increase in costs of software support of approximately $19,100 in 2008 compared to 2007 due to the purchase of support services on approximately $142,000 of software purchased in 2008.

•

Decrease in other miscellaneous costs of approximately $3,200 in 2008 compared to 2007.

Depreciation:  Depreciation was $67,802 for the nine months ended September 30, 2008 compared to $3,800 for the nine months ended September 30, 2007.  This increase in depreciation in 2008 resulted from the purchase of approximately $163,000 of software and other fixed assets in 2008.

Interest expense:  Interest expense increased from $815,308 for the nine months ended September 30, 2007 to $1,852,064 for the nine months ended September 30, 2008.  This increase results primarily from the impact of accretion on the debentures issued by the Company on September 28, 2007, June 12, 2008, July 28, 2008 and August 20, 2008 and amortization of the related deferred financing charges.

Gain on embedded derivatives:  Gain on embedded derivatives was $1,648,129 for the nine months ended September 30, 2008 compared to $Nil for the nine months ended September 30, 2007.  The change in fair value of the embedded derivative liabilities as at September 30, 2008 compared to the previous measurement dates resulted in a gain.  The Company did not have any embedded derivative liabilities during the first nine months of 2007.

Loss on impairment of fixed assets:  Loss on impairment of fixed assets was $15,052 for the nine months ended September 30, 2008 compared to $Nil for the nine months ended September 30, 2007.  In 2008 we incurred a loss on fixed assets in our Ottawa, Canada office due to a decision to close that office.

Loss on extinguishment and modification of debt:  Loss on extinguishment and modification of debt was $47,618 for the nine months ended September 30, 2007 compared to $Nil for the nine months ended September 30, 2008.  The loss in 2007 resulted from the conversion of a promissory note to equity on terms more favorable than the original terms.

Loss on re-pricing of warrants:  Loss on re-pricing of warrants was $65,306 for the nine months ended September 30, 2007 compared to $Nil for the nine months ended September 30, 2008.  The loss in 2007 resulted from a reduction in July 2007 in the exercise price on 424,742 Class C warrants from $2.10 per share to $0.70 per share.

Foreign exchange gain (loss):  Foreign exchange gain for the nine months ended September 30, 2008 was $13,312 in 2008 compared to a loss of $21,428 for the nine months ended September 30, 2007.

Net loss:  Net loss was $6,303,094 ($0.92 per share) for the nine months ended September 30, 2008 compared to $2,942,960 ($0.61 per share) for the nine months ended September 30, 2007.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

sell our software as a service to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At September 30, 2008, the Company had negative working capital of $4,011,791 compared to negative working capital of $969,900 at December 31, 2007.  The decrease in working capital at September 30, 2008 compared to December 31, 2007 results primarily from a decrease in our cash balances and the impact of an increase in short-term debt and the related estimated fair value of the embedded derivatives.  The Company had cash of $259,823 at September 30, 2008 compared to cash of $1,949,862 at December 31, 2007.  The cash balance at September 30, 2008 is not sufficient to satisfy the requirements of our plan of operations.

Due to limited cash resources, the Company did not make a payment of $271,333 due on July 28, 2008 on its debentures due September 28, 2009.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the monthly payments of $271,333 are due commencing on August 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009 when a final payment of $542,671 is due.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on July 28, 2008.  On August 28, 2008, the Company did not make the payment of $271,333.  On September 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the monthly payments of $271,333 are due commencing on October 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009 when a final payment of $1,085,333 is due.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on August 28, 2008.  On October 28, 2008, the Company did not make the payment of $271,333.  On November 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $407,000 are due commencing on December 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009 when a final payment of $407,000 is due.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on October 28, 2008.  In addition, the Company has not made a payment for $40,224 for the purchase of software and support services due on November 1, 2008.

The Company received $1,500,000 from the issuance of debentures on October 31, 2008.  However, this funding is not expected to be sufficient for the Company to achieve profitability and the Company cannot be certain that sufficient resources will be available to satisfy its ongoing liquidity requirements.  The factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes and the negotiation of repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the nine months ended September 30, 2008, the Company used $3,464,101 of cash in operations compared to a use of cash in operations of $840,637 for the nine months ended September 30, 2007.  The use of cash in operations for the nine months ended September 30, 2008 resulted from a net loss of $6,303,094 increased by a non-cash gain on embedded derivatives of $1,648,129 and offset by the following non-cash expenses: consulting fees of $1,804,936, compensation expense of $616,948, depreciation of $67,802, interest expense of $1,826,430, loss on impairment of fixed assets of $15,052 and net change in non-cash working capital of $155,954.  The use of cash for the nine months ended September 30, 2007 resulted from a net loss of $2,942,960 offset by the following non-cash expenses: consulting fees of $566,467, compensation expense of $595,115, interest expense of $787,609, loss on re-pricing of warrants of $65,306, loss on extinguishment of debt of $47,618, depreciation expense of $3,800 and net change in non-cash working capital of $36,408.

Net cash used in investing activities:  During the nine months ended September 30, 2008, the Company paid $107,892 for the purchase of equipment. During the nine months ended September 30, 2007, the Company purchased $11,985 of equipment.

Net cash provided by financing activities:  During the nine months ended September 30, 2008, the Company received $101,617 pursuant to a repayable assistance program with the Government of Canada for its office in St.

John’s, Newfoundland.  In addition, the Company received $400,000 from the issuance of a debenture on June 12, 2008 maturing at $444,400 on June 12, 2010, $1,100,000 from the issuance of a debenture on July 28, 2008 maturing at $1,222,100 on July 28, 2010 and $470,027 by the issuance of debentures on August 20, 2008 maturing at $522,200 on August 20, 2008.  The Company incurred $81,401 of financing fees on the issuance of the debentures.  During the nine months ended September 30, 2008, the Company repaid $99,980 to a lender.  During the nine months ended September 30, 2007, the Company raised $1,031,000 by issuing 10% promissory notes and repaid $325,000 of these promissory notes.  In addition, the Company raised $3,500,000 by issuing debentures maturing at $4,070,000 on September 28, 2009 and $58,708 by issuing 10% promissory notes to a related party.

Commitments:

(a)  Operating lease

The Company has an operating lease for office space in the U.S. that expires on August 31, 2009 and two operating leases for office space in Canada that expire on December 31, 2010.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2008	$61,200
2009	286,252
2010	100,067
Total	$447,519

In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs, as follows:  2008 - $6,767; 2009 - $81,203 and 2010 - $74,436.

(b)  Investor relations services

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

In addition, and in connection with the review of our consolidated financial statements for the three and nine months ended September 30, 2008, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated financial statements and other financial information included in this Report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the consolidated financial statements and Forms 10-Q and 10-K.  This deficiency resulted in errors in the Company’s preliminary consolidated financial statements at September 30, 2008 which were corrected, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this Report.

Signing authority with respect to corporate bank accounts.

Our Company bank accounts in California require only the signature of the President and CEO.  In addition, our Chief Financial Officer can make on-line payments from this account.  As a result, we are relying on the integrity of our President and CEO and Chief Financial Officer with respect to disbursements from our Company bank accounts in California.  Our senior management monitors our cash position and our Company bank accounts in California on a regular basis.  However, there can be no assurance that unauthorized or unsupported transactions will not occur.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material developments from the matters discussed in our Form 10-KSB for the year ended December 31, 2007.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.  There were no material changes from the risk factors during the nine months ended September 30, 2008.

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

(c)  Issued a warrant to purchase 200,000 shares of common stock at $1.00 per share to a consultant for investor relations services for the period from January 22, 2008 to July 31, 2008.  The warrant vests in equal amounts of 50,000 shares of common stock on June 15, 2008, September 15, 2008, December 15, 2008 and March 15, 2009.  The warrant expires on March 15, 2012.  The Company did not extend the agreement with the consultant after July 31, 2008 and the remaining warrants were forfeited.

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

During the three months ended June 30, 2008, the Company completed the following transactions:

(a)  Issued 39,579 shares of common stock to a consultant for investment banking services.

(b)  Received cash of $400,000 in exchange for the issuance of a non-interest bearing debenture in the principal amount of $444,400 maturing on June 12, 2010.  The debenture is convertible into shares of common stock of the Company at $1.05 per share.  In addition, the Company granted a warrant to the lender to purchase 317,428 shares of common stock of the Company at $1.96 per share.  The warrant expires on June 12, 2013.

During the three months ended September 30, 2008, the Company completed the following transactions:

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

(b) Received cash of $470,027 in exchange for the issuance of non-interest bearing debentures in the principal amount of $522,200 maturing on August 20, 2010.  The debentures are convertible into shares of common stock of the Company at $1.05 per share.  In addition, the Company granted warrants to the lenders to purchase 372,999 shares of common stock of the Company at $1.96 per share.  The warrants expire on August 20, 2013.

For the period from October 1, 2008 to November 10, 2008, the Company completed the following transaction:

(a)  Received cash of $1,500,000 in exchange for the issuance of a non-interest bearing debenture in the principal amount of $1,666,500 maturing on October 31, 2010.  The debenture is convertible into shares of common stock of the Company at $0.20 per share.  In addition, the Company granted a warrant to the lender to purchase 6,249,375 shares of common stock of the Company at $0.20 per share.  The warrant expires on October 31, 2013.  As a consequence of the issuance of the debenture at a conversion price of $0.20 per share and the warrant at an exercise price of $0.20 per share, the Company was obligated to reduce the conversion price on $6,258,700 of debentures issued prior to September 30, 2008 from $1.05 per share to $0.20 per share.  In addition, the Company was obligated to reduce the exercise price on 4,470,500 warrants issued prior to September 30, 2008 from $1.96 per share to $0.20 per share.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On October 28, 2008, the Company did not make a payment of $271,333 due on its debentures due September 28, 2009.  On November 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $407,000 are due commencing on December 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment of $271,333 that was not made by the Company on October 28, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.3	By-laws (1)
3.4	Certificate of Amendment to Articles of Amendment to the Articles of Incorporation (3)
10.1

Letter Agreement, dated July 31, 2008, by and among Blink Logic Inc. (the “Company”), Enable Growth Partners LP, Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC, ena. (collectively, “Enable”) (4)

10.2	Securities Purchase Agreement, dated as of July 28, 2008, by and between the Company and Enable Growth Partners LP (“Enable Growth”). (5)
10.3	Original Issue Discount Senior Secured Convertible Debenture, issued on July 28, 2008, by the Company to Enable Growth. (5)
10.4	Common Stock Purchase Warrant, issued on July 28, 2008, by the Company to Enable Growth. (5)
10.5	Security Agreement, dated as of July 28, 2008, by and among the Company, Blink Logic Corp.(the “Subsidiary”) and Enable Growth. (5)
10.6	Subsidiary Guarantee, dated as of July 28, 2008, by and between the Subsidiary and Enable Growth. (5)
10.7	Inter-creditor Agreement, dated as of July 28, 2008, by and between the Company and Enable. (5)
10.8	Securities Purchase Agreement, dated as of August 20, 2008, by and between the Company, Crescent International Ltd. (Crescent) and Doug & Ellie Chappelear (Chappelear). (6)
10.9	Original Issue Discount Senior Secured Convertible Debenture, issued on August 20, 2008, by the Company to Crescent. (6)
10.10	Original Issue Discount Senior Secured Convertible Debenture, issued on August 20, 2008, by the Company to Chappelear. (6)
10.11	Common Stock Purchase Warrant, issued on August 20, 2008, by the Company to Crescent. (6)
10.12	Common Stock Purchase Warrant, issued on August 20, 2008, by the Company to Chappelear. (6)
10.13	Security Agreement, dated as of August 20, 2008, by and among the Company, the Subsidiary, Crescent and Chappelear. (6)
10.14	Subsidiary Guarantee, dated as of August 20, 2008, by and between the Subsidiary, Crescent and Chappelear. (6)
10.15	Inter-creditor Agreement, dated as of August 20, 2008, by and between the Company, Enable, Crescent and Chappelear. (6)
10.16	Letter Agreement, dated September 3, 2008, by and among the Company and Enable. (7)
10.17	Securities Purchase Agreement, dated as of October 31, 2008, by and between the Company and Enable Growth. (8)
10.18	Original Issue Discount Senior Secured Convertible Debenture, issued on October 31, 2008, by the Company to Enable Growth. (8)
10.19	Common Stock Purchase Warrant, issued on October 31, 2008, by the Company to Enable Growth. (8)
10.20	Security Agreement, dated as of October 31, 2008, by and among the Company, the Subsidiary and Enable Growth. (8)
10.21	Subsidiary Guarantee, dated as of October 31, 2008, by and between the Subsidiary and Enable Growth. (8)
10.22	Inter-creditor Agreement, dated as of October 31, 2008, by and between the Company, Enable, Crescent and Chappelear. (8)
10.23	Consent and Waiver Agreement, dated as of October 31, 2008, by and between the Company, Enable, Crescent and Chappelear. (8)

10.24	Letter Agreement, dated November 3, 2008, by and among the Company and Enable. (8)
31.a	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	Certification of Chief Financial Officer, Secretary & Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	Certification of Chief Financial Officer, Secretary & Treasurer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Company's Annual Report on Form 10KSB (File No. 001-05996), effective April 30, 2004

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective November 8, 2007.

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-05996) effective on February 1, 2008.

(4)  Incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-05996), effective August 1, 2008.

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective August 1, 2008.

(6)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective August 22, 2008.

(7)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective September 4, 2008.

(8)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective November 4, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK LOGIC INC.

By:   /s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: November 17, 2008

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: November 17, 2008

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: November 17, 2008