Form 10-K
period 2008-12-31
BLINK LOGIC INC.
filed 2009-04-16
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File 001-05996

BLINK LOGIC INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

91-0835748

(I.R.S. Employer Identification No.)

750 Lindaro Street, Suite 350, San Rafael, CA 94901

(Address of principal executive offices)

415-721-0452

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ] Yes    [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the issuer’s common stock as of June 30, 2008, was $7,919,600, based upon the closing price ($1.50) multiplied by the 5,279,711 shares of the issuer’s common stock held by non-affiliates. (In computing this number, issuer has assumed all record holders of greater than 5% of the common equity and all directors and officers are affiliates of the issuer.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  The number of shares outstanding of each of the issuer’s classes of common equity as of March 26, 2009 is 8,337,154.

Documents incorporated by reference: See Part IV, Item 15(b), Exhibits., page 103

BLINK LOGIC INC.

Form 10-K

December 31, 2008

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that we make in this report on Form 10-K (“Report”).  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements.  This Report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms.  These statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations with respect to many things.  Some of these things are:

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

•

the failure of our technology and solutions to perform as specified;

•

the discontinuance of growth in the use of the Internet;

•

the enactment of new adverse government regulations; and

•

the development of better technology, solutions and products by others.

The information contained in the following sections of this report identify important additional factors that could materially adversely affect actual results and performance:

"Part I. Item 1. Business" and “Part 1. Item 1A. Risk Factors.”; and

"Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

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

Our flagship software solution, called Blink Logic, presents itself as an information dashboard or front-end solution to the Business Intelligence (“BI”) and relational database server infrastructure that are widely used by businesses worldwide.  We do this via a secure, easy-to-use, self-service BI solution that includes dashboards, analytics, collaboration, annotation, key performance indicators (“KPI”) monitoring, notifications to smart phones, location intelligence, web reports and export to Excel and PDF. Unlike traditional BI solutions, Blink Logic's intuitive tools and interface ensure end-users are self-sufficient and able to create their own charts, graphs, tables, views and web reports with minimal training. Because our solution is delivered via Software-as-a-Service (“SaaS”), Blink Logic takes the burden of installation and management off of the IT group in a company and is available via a monthly subscription model.

We operate through an office in San Rafael, California and a wholly owned Canadian subsidiary with an office located in St. John’s, Newfoundland.

Our Solution

Blink Logic is a zero footprint Web-based solution that allows end-users to create visual dashboard-like “live” business views on top of their existing relational and OLAP data sources.  It has been specifically designed to provide flexibility and user independence from corporate IT departments and from specialized report authors or programmers.  It brings together, in one integrated application, a number of the key BI capabilities required by the broadest range of user classes in an organization – these include: dashboarding, analytics, collaboration, annotation, KPI monitoring, wireless alerting and location intelligence.

Blink Logic is deployed on a SaaS basis, allowing a customer to pay for our solution on a monthly basis without significant up-front costs to the customer.

End users can define personal dashboard views that allow them to understand the status of their KPI’s at a glance and to drill in for additional detail or perform further exploration where a deeper understanding and action is warranted.  Scorecards and user-defined alerts provide indicators when there has been a change in performance status or important thresholds have been broken.

The Blink Logic environment is based on a cloud computing architecture. By moving the software, hardware and security infrastructure to the cloud and leveraging the Internet, our customers can significantly reduce their costs and leverage Blink Logic's ability to spread the investment and management expenses across a number of customers.  Customers can also substantially reduce their risk by starting with a targeted set of users and expanding just in time to meet the surge in demand. Overall, Blink Logic provides customers with a cost effective and agile solution.  The Blink Logic environment is a standards-based platform: Intel® Quad-Core processors running Linux 64, gigabit networking, EMC Fiber Channel SAN, Cisco PIX firewall, and a utility-enabled grid architecture provide "Power of n" redundancy across multiple physical nodes with failover.

Blink Logic's data moving feature allows the automatic transfer of customer data across physical infrastructure according to hardware load and performance.  As a consequence, our customer’s resource loads are precisely matched to their business requirements and the available infrastructure.

Security is a top concern of our customers. We partner with an industry leading SaaS hosting provider to ensure our customer’s critical corporate data is secured by state-of-the-art technologies and processes.  These security features include:

-

Secure Socket Layer 128 making Blink Logic as secure as your own internal networks

-

Single sign-on to allow secure web domains to exchange user authentication and authorization data

-

Stringent service level agreements providing full back-up, redundancy and failover

-

Availability of a dedicated Cisco VPN tunnel to keep customer data separate from the cloud

-

Hosting services provided by a SAS-70 Type II certified provider in a state of the art, Tier III+ facility as measured by the Uptime Institute.

Integration with our platform is just a URL, which avoids wasting scarce application developer resources to integrate an on-premise solution.

Markets

We target the BI software market and the business data market with the same core technology and solutions.

Business Intelligence Software Market:   This market includes a variety of tools and applications focused on helping knowledge workers and business managers to access and analyze key business data and performance metrics.  The intention of these products is primarily to help companies make better and faster business decisions.

Existing products in this market provide powerful server technology but are limited in flexibility, user functionality and interactivity.  They also provide little or no integration between the different types of application servers. The vendors in the BI software market have products that are either too complex or inflexible for the typical user of the data.  In addition, the major providers of this software typically don’t offer their product to customers on a SaaS basis.

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

The direct sales approach entails our management and sales representatives making contacts within the organizations of target customers to present the benefits and competitive advantages of our solutions and services.  Leads to such presentations are generated primarily through existing contacts of management, our sales representatives and telemarketing efforts.

Partners include both resellers and OEM software companies, which use Blink Logic as the front end to their own software solutions.

The territory where most potential clients reside is expected to be in the U.S.  In addition to the partners and resellers described above, at March 26, 2009, seven individuals within the company are focused primarily on sales and marketing efforts.

We anticipate that the main expense factors for continuing marketing efforts will be for:

•

Direct marketing to potential customers;

•

Participation in trade shows;

•

Travel and living expense;

•

Preparation of collateral material to support sales and distribution efforts; and

•

Training and support of resellers.

Competition and Solution Differentiation

We are focused on a broad market of information workers who demand ease-of-use, independence from the IT department and a range of BI capabilities.

Blink Logic represents a class of BI solution that was designed to provide both an optimal end-user experience and positive ROI for customers. It is differentiated in a number of ways.

All key functional modules in a single solution — encompasses dashboarding, analytics, collaboration, annotation, KPI monitoring, wireless alerting and location intelligence.

Flexibility — provides the end-user the ability to customize their application.

User independence and ease-of-use — allows end-users to design enriched and personalized dashboards without the need to rely on the IT department or specialized report authors.

Enriched user experience — provides the end-user with interactivity and visual impact.

Support for multiple platforms — A single dashboard can integrate with cubes from various data sources and other relational data sources.

We compete in the BI software sector. This is a large segment of the software market and encompasses a wide range of information reporting tools and many intensely competitive players. Potential competitive products fall into a variety of classes including, spreadsheets, report writers, multidimensional analysis (OLAP) tools, dashboards, scorecards, events and alert notification tools, and statistical and advanced analytics tools.

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

The large, diversified vendors include Cognos (now part of IBM), Business Objects (now part of SAP), Microsoft, Oracle and SAS. These vendors provide a wide range of capable BI products that are competitive with Blink Logic. All of these competitors have much more extensive product development, customer support, custom services, marketing, and sales and distribution capabilities than Blink Logic. Consequently, any competitive advantages Blink Logic may have at any time with a customer or in a market segment is constantly under threat and may not be sustainable. In addition, these competitors have large installed bases and well established relationships with many of our targeted customers and partners. Penetrating accounts where BI tools are already deployed, or where a relationship exists with an established vendor is especially difficult for Blink Logic.

The newer class of smaller BI players include companies such as Panorama Software, Dundas Software, Corda Technologies, LucidEra, Pivotlink, iDashboards, and Targit. These vendors, though much smaller than the large diversified vendors described above, often have very strong specialized capabilities in areas where the larger vendors may not be as strong. Many of these vendors target the same market space with capabilities and a value proposition that are similar to what Blink Logic has to offer. In addition many of these vendors have significantly greater resources to address new technical and market opportunities as they arise.

Economic Dependence on a Few Major Customers

For the year ended December 31, 2008, four customers accounted for 66% of our revenues.  A small customer base is expected to account for a significant portion of our revenues until our solutions receive wider market recognition through efforts of our sales representatives and resellers.

Research and Development

We spent the following amounts during the periods mentioned on research and development activities prior to the recovery of related tax credits from the government of Ontario, Canada:

Twelve Months Ended	Twelve Months Ended
December 31, 2008	December 31, 2007
$ 1,069,128	$ 763,012

During 2008, our staff spent approximately 1,350 hours on research and development activities.  This represents a reduction from the hours spent in 2007 as our research and development activities were substantially outsourced to India, China and Belarus in 2008.  During 2007, our staff spent approximately 10,600 hours on research and development activities.

For more information, see: "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"

Intellectual Property Protection

We rely on trade secrets, reseller agreements and confidentiality agreements. We claim copyright in various elements of the core technology.  In addition, we claim the rights to certain trade names and trademarks.   We have filed applications with the United States Patent and Trademark Office for the registration of trademarks for the Blink Logic name.  However, we have not registered patents or copyrights in any jurisdiction to cover specific technology described herein or any of the core technology.  We believe, but we cannot assure, that our technology and its implementation may be eligible for patent protection.

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

Employees

As of March 26, 2009, Blink Logic had 12 personnel, including 3 officers (1 primarily responsible for sales and marketing and 2 in administration), 5 in sales field support and customer support, 2 in direct sales, 1 in administration and 1 in marketing. Our personnel are located in San Rafael, California, St. John’s, Newfoundland and Ottawa, Ontario, Canada.   In addition, we engage technical consultants and independent contractors to provide specific advice or to perform certain administrative or technical functions as required.

Item 1A. Risk Factors.

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

We incurred a net loss of $19,681,626 and negative cash flow from operations of $4,638,644 during the year ended December 31, 2008.  During the year ended December 31, 2007, we incurred a net loss of $5,584,177 and negative cash flow from operations of $2,230,712.  We expect operating losses and negative cash flow from operations to continue for the foreseeable future and to possibly increase from current levels as we increase expenditures for:

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

Our financial statements have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring negative cash flow from operating activities and our accumulated deficit.  Our economic viability is dependent on our ability to generate additional sales and finance operational expenses. If we are unable to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions, if possible, we may have to cease or curtail our operations and investors could lose their entire investment.

If we do not make regular payments on our debentures, the lenders may demand payment of amounts owing under the terms of the debentures.

The holders of our debentures have various remedies including, at the holder’s option, demanding full payment of the debentures at a mandatory default amount as defined in the debentures, taking possession of all of our property and selling it in order to pay what is owed on the debentures.  The mandatory default amount is calculated by adding costs, expenses and liquidated damages to the greater of (i) 130% of the principal amounts outstanding on the debentures or (ii) the principal amounts outstanding on the debentures divided by the conversion price of $0.20 per share multiplied by a volume weighted average price for our common stock on the date the debentures are demanded.  In addition, interest on the debentures will accrue at a rate of 18% per annum commencing five days after the date of default.

If the holders of the debentures demanded payment of the debentures, we may be forced to cease our operations if we are unable to make the required payments.

We may require additional capital to proceed with our long-term business plan.  If we are unable to obtain such capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to cease or curtail our future operations.

We require additional working capital to proceed with our long-term business plan.  If we are unable to raise additional financing, we may be unable to grow or to implement our long-term business plan and, in fact, we may be forced to cease or curtail our future operations.  We do not currently have any agreements for future financings.

The loss of our President and CEO and other key personnel would likely have an adverse effect on our business.

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

The market for BI products and services is intensely competitive and we expect competition to increase in the future.  We compete with large and small companies that provide products and services that are similar in some aspects to our solutions and services.  These companies may develop new technologies in the future that are perceived as more effective or cost efficient than the technologies developed by us.

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

To attract customers we may have to develop a brand identity and increase awareness of our technology and solutions. To increase brand awareness, we expect to significantly increase our expenditures for marketing initiatives. However, these activities may not result in significant revenue and, even if they do, any revenue may not offset the expenses incurred in building brand recognition. Moreover, despite these efforts, we may not be able to increase awareness of our brand, which would have a material adverse effect on our results of operations.

If we are unable to respond to rapid technological change and improve our solutions and services, our business could be materially adversely affected.

The BI software industry is characterized by technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards in computer hardware and software technology.  As a result, we must continually change and improve our solutions in response to changes in operating systems, application software, computer and communications hardware, networking software, programming tools and computer language technology.  The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. Our future operating results will depend upon our ability to enhance our current solutions and to develop and introduce new solutions on a timely basis that address the increasingly sophisticated needs of our customers and that keep pace with technological developments, new competitive product offerings and emerging industry standards.  If we do not respond adequately to the need to develop and introduce new solutions or enhancements of existing solutions in a timely manner in response to changing market conditions or customer requirements, our operating results may be materially diminished.

We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.

Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it.  We depend upon a combination of copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights of our solutions.  We have filed applications with the United States Patent and Trademark Office for the registration of trademarks for the Blink Logic name. We have not registered copyrights or patents in any jurisdiction.  Although we have taken certain steps to protect our proprietary technology, they may be inadequate and the unauthorized use thereof could have a material adverse effect on our business, results of operations and financial condition.  Existing copyright laws and the other steps that we have taken offer only limited protection.  Moreover, the laws of other countries in which we plan to market our solutions may afford little or no effective protection of our intellectual property.  If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

Claims by third parties that we infringe upon their proprietary technology could hurt our financial condition.

If we discover that any of our solutions or technology we license from third parties violate third party proprietary rights, we may not be able to reengineer our solution or obtain a license on commercially reasonable terms to continue offering the solution without substantial reengineering.    In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed.  Although we sometimes may be indemnified by third parties against claims that licensed third party technology infringes proprietary rights of others, indemnity may be limited, unavailable or, where the third party lacks sufficient assets or insurance, ineffective.  We currently have liability insurance to protect against the risk that our technology or future licensed third party technology infringes the proprietary rights of others.  However, there is no assurance that this coverage will be sufficient to protect us.  Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages.  A judgment could also include an injunction or other court order that could prevent us from selling our solutions. Any of these events could have a material adverse effect on our business, operating results and financial condition.

If security were breached, our business would be materially adversely affected.

A key element of our technology is the ability to access business information using the Internet, either through facilities of our customers or hosted by us.  If anyone was able to circumvent security measures, they could misappropriate proprietary information or cause interruptions or problems with our hardware and software or customers using our solutions.  Any such security breaches could significantly damage our business and our reputation.  In addition, we could be liable to our customers for the damages caused by such breaches or we could incur substantial costs as a result of defending claims for those damages. We may need to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Security measures taken by us may not prevent disruptions or security breaches.  In the event that future events or developments result in a compromise or breach of the technology we use to protect a customer's personal information, our financial condition and business could be materially adversely affected.

Our operating results may prove unpredictable and may fluctuate significantly.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.  Factors which may cause operating results to fluctuate significantly include the following:

•

new technology or solutions introduced by us or by our competitors;

•

the timing and uncertainty of sales cycles and any seasonal declines in sales;

•

our success in marketing and market acceptance of our solutions and services by our existing customers and by new customers;

•

a decrease in the level of spending for information technology-related solutions and services by our existing and potential customers; and

•

general economic conditions as well as economic conditions specific to users of our solutions, services and technology.

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

•

public announcements of technical innovations relating to our business, new products, solutions or technology by us or our competitors or acquisitions or strategic alliances by us or our competitors;

•

public reports concerning our solutions, services or technology or those of our competitors; and

•

the operating and stock price performance of other companies that investors or stock analysts may deem comparable to us.

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

Shares issuable upon the exercise of stock options, exercise of stock purchase warrants and the conversion of convertible debentures or under anti-dilution provisions in certain agreements could dilute stock holdings and adversely affect our stock price.

We have issued stock options and may issue additional stock options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 26, 2009 we have outstanding options to purchase a total of 1,121,958 shares of our common stock.  100,000 of these options have exercise prices below the recent market price of $0.26 per share (as of March 26, 2009).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plans have 4,092,328 shares remaining for issuance as of March 26, 2009.  Future options issued under the plan may have further dilutive effects.

At March 26, 2009, a holder of a $150,000 promissory note had the option, subject to certain restrictions, of converting outstanding principal and interest into 164,836 shares of our common stock at a price of $0.91 per share.   At March 26, 2009, holders of our Original Issue Discount Senior Convertible Debentures had the right to convert outstanding principal of $7,925,200 into 39,626,000 shares of our common stock.  At March 26, 2009, holders of our 10% Secured Promissory Notes had the right to convert outstanding principal of $560,000 into 2,947,369 shares of our common stock.

At March 26, 2009, we had 17,067,779 stock purchase warrants outstanding as follows:

Number of Warrants	Exercise Price	Expiry Date
28,572	$3.50	December 31, 2009
424,742	$0.70	December 31, 2010
739,180	$2.10	December 31, 2010
142,858	$1.75	July 31,2011
128,574	$1.05	September 10, 2011
285,715	$2.10	October 31, 2011
35,715	$1.40	December 27, 2011
1,429	$2.10	December 31, 2011
655,000	$0.01	March 15, 2012
50,000	$1.00	March 15, 2012
31,115	$0.25	April 30, 2012
2,907,145	$0.20	September 28, 2012
100,000	$0.449	November 30, 2012
317,428	$0.20	June 12, 2013
872,928	$0.20	July 28, 2013
6,249,375	$0.20	October 31, 2013
4,098,003	$0.20	December 31, 2013

The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants and options may cause immediate and substantial dilution to our existing stockholders.

Issuance of shares pursuant to the exercise of convertible debentures could lead to subsequent sales of the shares in the public market which could depress the market price of our stock by creating an excess in supply of shares for sale.  Issuance of these shares and sale of these shares in the public market could also impair our ability to raise capital by selling equity securities.

The issuance of shares upon conversion of the convertible debentures may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their debentures if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. Also, the 4.99% restriction may be waived by the selling stockholder, at the election of the selling stockholder, upon not less than 61 days’ prior notice to the Company, to change the beneficial ownership limitation to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of a debenture held by the selling stockholder.

A large number of shares will be eligible for future sale and may depress our stock price.

As of March 26, 2009, we had outstanding 8,337,154 shares of common stock of which 4,599,259 shares of common stock were held in an easily tradable form.  The balance of 3,737,895 shares of common stock are eligible for sale at various times.  No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time.  Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

As of March 26, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock together beneficially owned approximately 41.4% of the outstanding common stock if they were eligible to exercise all of the conversion rights, options and warrants held by them within 60 days of March 26, 2009.  These stockholders are able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

Our business operations and our securities are subject to a number of substantial risks, including those described above. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of our securities could be materially adversely affected.

Item 1B.  Unresolved Staff Comments.

N/A

Item 2.  Properties.

Our head office is located at 750 Lindaro Street, San Rafael, CA, 94901.  The telephone number is 415-721-0452.  In addition, we have an office at 84-86 Elizabeth Avenue, St. John’s, Newfoundland.  The telephone number 709-754-2920.

Our U.S. office is leased from a non-affiliated party based on a lease agreement for 6,811 sq. ft. of space until August 31, 2009.  Our office in St. John’s is leased from a non-affiliated party based on a sublease agreement for 1,730 sq. ft. of space until December 31, 2010.  In addition, we have an obligation under a sublease agreement with a non-affiliated party for our former office in Ottawa, Ontario for 4,435 sq. ft. of space until December 31, 2010. We vacated the space in Ottawa in August 2008 and entered into a sub-sublease agreement with a non-affiliated party to occupy the space until December 31, 2010.

Item 3.  Legal Proceedings.

From time to time we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings.

Item 4.  Submission of Matters to a Vote of Security holders.

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)   Market Information -- The principal U.S. market in which our common stock, all of which are of one class, $0.001 par value per share, is traded is the over-the-counter market.  Our stock is quoted on the OTC Bulletin Board under the symbol “BLKL”.

The following table sets forth the range of high and low trades of our common stock per quarter in 2007 and 2008, as reported by the OTC Bulletin Board and adjusted for a one for seven reverse stock split which was effective on February 8, 2008.

MARKET PRICE OF COMMON STOCK

Quarter Ending	High	Low

2007
January 1 to March 31	1.82	1.015
April 1 to June 30	1.33	0.77
July 1 to September 30	2.17	0.56
October 1 to December 31	2.31	0.735
2008
January 1 to March 31	2.15	0.51
April 1 to June 30	2.10	1.05
July 1 to September 30	1.50	0.33
October 1 to December 31	0.95	0.15
2009
January 1, 2009 to March 26	0.479	0.10
On March 26, 2009, the closing price of our common stock was $0.26 per share.

(b)  Holders -- There were approximately 1,283 holders of record of our common stock as of March 26, 2009, inclusive of those brokerage firms and/or clearing houses holding our securities for their clientele.  The aggregate number of shares of common stock outstanding as of March 26, 2009 was 8,337,154 shares.

(c)  Dividends -- We have not paid or declared any dividends upon our common stock since inception and, by reason of our present financial status and our contemplated financial requirements, we do not contemplate or anticipate paying any dividends in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	-	-	-
2004 Share Option Plan	64,816	$1.71	649,470
Blink Logic 2008 Incentive Stock Plan	1,540,000	$0.38	2,960,000
Total	1,604,816	$0.43	3,609,470

2004 Share Option Plan

We have granted options to purchase an aggregate of 11,958 shares of our common stock to non-employees in consideration for consulting services rendered in prior years.  These options entitle the holders to purchase shares of common stock at an exercise price of $2.80 per share.  All of these options were vested at December 31, 2008 and are exercisable at various dates until February 28, 2013.  These options were granted pursuant to our 2004 Share Option Plan, which was adopted by our Board of Directors and became effective on April 16, 2004.  The plan has not been approved by our stockholders.  The plan authorizes a committee of our Board of Directors, which administers the plan, to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 714,286 shares of common stock were reserved for issuance under the terms of the 2004 Share Option Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the committee administering the plan must make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

Blink Logic 2008 Incentive Stock Plan

The Blink Logic 2008 Incentive Stock Plan (“2008 Plan”) was adopted by our Board of Directors and became effective on November 14, 2008.  The 2008 Plan has not been approved by our stockholders.  The plan authorizes our Board of Directors or a committee of our Board of Directors to administer the plan and to grant stock options and stock appreciation rights to our officers, employees and consultants.  A total of 4,500,000 shares of common stock were reserved for issuance under the terms of the 2008 Plan.  In the event of certain mergers, sales of assets, reorganizations, consolidations, recapitalizations, stock dividends or other changes in corporate structure affecting our common stock, the Board of Directors or committee administering the plan can make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the plan and in the number of shares exercisable under, and the exercise price of, outstanding options under the plan.

(e)  Sales of Unregistered Securities

During the three months ended December 31, 2008, we had the following transactions:

•

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

•

On November 14, 2008, the Board of Directors of the Company approved the Blink Logic 2008 Incentive Stock Plan (“2008 Plan”).  A total of 4,500,000 shares of common stock were reserved for issuance under the terms of the 2008 Plan.  On December 18, 2008, the Company cancelled 10,715 stock options with an exercise price of $1.40 per share and 10,715 stock options with an exercise price of $1.393 per share which were issued to employees of the Company under the 2004 Share Option Plan and granted 21,430 stock options to those employees under the 2008 Plan to purchase shares of restricted common stock at $0.38 per share until December 31, 2013.  Of those stock options, 7,174 vest on June 30, 2009 and the balance vest at the rate of 594 per month for twenty four months commencing on July 31, 2009.

•

On December 18, 2008, the Company granted 1,518,570 stock options to employees under the 2008 Plan to purchase shares of restricted common stock at $0.38 per share until December 31, 2013.  Of those stock options, 506,226 vest on June 30, 2009 and the balance vest at the rate of 42,181 per month for twenty four months commencing on July 31, 2009.

•

On December 29, 2008, the Company entered into an agreement for consulting services and agreed to issue 50,000 shares of common stock upon signing of the agreement and 50,000 shares of common stock on March 1, 2009.  These shares of common stock have been approved by our Board of Directors but have not been issued to the consultant.

During the period from January 1, 2009 to March 26, 2009, we had the following transactions:

•

On January 30, 2009, the Company cancelled a vested warrant to purchase 71,429 shares of common stock of the Company at $3.57 per share until September 10, 2011, a vested warrant to purchase 35,715 shares of common stock of the Company at $1.75 per share until September 10, 2011 and a vested warrant to purchase 14,286 shares of common stock of the Company at $2.10 per share until September 30, 2011, which were held by a corporation controlled by a Director of the Company.  Upon cancellation of the warrants, the Company granted a vested warrant to the corporation controlled by the Director to purchase 121,430 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the corporation controlled by the Director to purchase an additional 1,312,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.

•

On January 30, 2009, the Company cancelled a vested warrant to purchase 214,286 shares of common stock of the Company at $0.70 per share until June 28, 2011, a vested warrant to purchase 142,858 shares of common stock of the Company at $1.40 per share until July 25, 2011 and a vested warrant to purchase 107,143 shares of common stock of the Company at $1.40 per share until October 31, 2011 which were held by the President and Chief Executive Officer of the Company.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 held by a trust (“Trust”) related to the President and Chief Executive Officer of the Company.  Upon cancellation of the warrants, the Company issued 750,002 shares of common stock to the Trust.  In addition, the Company issued 177,855 shares of common stock of the Company to the Trust and granted a vested warrant to the Trust to purchase an additional 1,110,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.

•

On January 30, 2009, the Company cancelled 17,143 stock options with an exercise price of C$1.05 per share and 35,715 stock options with an exercise price of $1.75 per share which were issued to the Chief Financial Officer of the Company under the 2004 Share Option Plan.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 which was held by our Chief Financial Officer.  Upon cancellation of the stock options and the warrant, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase 338,573 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase an additional 556,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.

•

On February 2, 2009, the Company granted 100,000 stock options under the 2008 Plan to employees of the Company to purchase shares of common stock at $0.25 per share.  The stock options vest on various dates until January 31, 2012 and expire on various dates up to March 31, 2013.

•

On February 2, 2009, the Company granted a vested warrant to a supplier to purchase 31,115 shares of common stock of the Company at $0.25 per share until April 30, 2012.

•

On February 2, 2009, the Company granted a warrant to a supplier to purchase 100,000 shares of common stock of the Company at $0.449 per share.  50,000 of the warrants vest on February 28, 2009 and 50,000 of the warrants vest on May 31, 2009.  The warrant expires on November 30, 2012.

•

On February 2, 2009, the Company issued 38,797 shares of common stock of the Company as payment for services provided to the Company.

•

On February 2, 2009, the Company cancelled a warrant issued to an employee of the Company to purchase 357,143 shares of common stock of the Company at $1.33 per share until January 31, 2012.

•

On February 2, 2009, the Company granted warrants to employees of the Company to purchase 1,320,000 shares of common stock of the Company at $0.20 per share.  Of these warrants, 330,000 vest on June 30, 2009 and the balance vest at the rate of 55,000 per month for eighteen months commencing on July 31, 2009.

•

On February 2, 2009, the Company approved the issuance of 400,000 shares of common stock of the Company to employees of the Company.  Of these shares, 200,000 vest on March 31, 2009 and 200,000 vest on June 30, 2009.

•

On March 23, 2009, the Company issued $560,000 of 10% Secured Promissory Notes (“Notes”) due on June 30, 2009.  The Notes bear interest at the rate of 10% per annum and are convertible into shares of common stock of the Company at $0.19 per share.  As consideration for the waiver of anti-dilution provisions on $7,403,000 of debentures and 10,346,876 warrants that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holders, the 10,346,876 warrants for 10,346,876 shares of common stock of the Company.

•

On March 24, 2009, the Company agreed to exchange 372,999 warrants for 372,999 shares of common stock of the Company as consideration for the waiver of anti-dilution provisions on $522,200 of debentures and 372,999 warrants that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19,  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the 372,999 warrants.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder ..

Item 6.  Selected Financial Data.

N/A

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America which often require the judgment of management in the selection and application of certain accounting principles and methods.  We consider the following accounting policies to be critical to an understanding of the financial position and results of operations for the Company discussed in this section because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements as at and for the year ended December 31, 2008 included in this Form 10-K (see “Item 8. Financial Statements and Supplementary Data”).

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

(b) Revenue recognition:

During the year ended December 31, 2008, the Company started to sell its software as a service (“Saas”) and adopted the following policy on revenue recognition:

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

(c) Recently adopted accounting standards

SFAS No. 157

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value as required by other accounting pronouncements and expands fair value measurement disclosures.  The provisions of SFAS 157 are applied prospectively upon adoption and did not have a material impact on the Company’s consolidated financial statements.  The disclosures required by SFAS 157 are included in Note 15, “Fair Value Measurement,” to the Company’s consolidated financial statements.

(d) Recently issued accounting standards

SFAS No. 161

In March 208, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”) which amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements for periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting this new accounting standard on its financial reporting.

Plan of Operation

Due to our limited operating history, our historical results of operations are unlikely to provide a meaningful understanding of the activities expected to take place during the period through December 31, 2009.  In addition, our plans for 2009 are dependent upon obtaining additional capital and achieving our sales objectives.  Our major initiatives through December 31, 2009 are:

•

furthering the development of our solutions; and

•

increasing commercial sales of our solutions, and continuing our current marketing program.

For more information, please see “Part I. Item 1. Business; Our Solution.”

Sales and Marketing Plans:

Blink Logic has entered into a number of reseller agreements and original equipment manufacturer (“OEM”) agreements.  Efforts to increase our customer base were increased in calendar 2008.  At March 26, 2009, we had seven full-time sales and marketing staff spending significant efforts to further increase our customer base.  Their current focus is to expand the number of leads and to continue to identify resellers and partners in the U.S., Western Europe and Asia.

Sales leads are being developed by direct identification of potential customers, a limited amount of advertising and through lead generation services, personal contacts of management and our sales representatives.

Our sales representatives, who are compensated on a salary and commission basis, will continue to follow up these leads, with the objective of more fully explaining our solutions and their benefits to potential customers.  In addition and subject to availability of funding, we expect to hire additional sales representatives and support related staff in 2009.

Developing and Improving Our Solution:

While we will direct a considerable portion of our activities and budget to sales and marketing, we will continue developing the core functions of our solutions and additional solutions.  For more information please see “Part I. Item 1. Business; Our Solution.”

We will improve and further develop our solution based upon responses from potential customers.  The cost associated with this development is primarily a function of the activity currently planned and thus will be subject to a high degree of control.  The Company may expend additional resources on development on a cost recovery basis through pilot projects with customers.

Other Initiatives in 2009:

In addition, we expect to increase general and administrative staff in 2009 in order to improve our segregation of duties and controls over financial reporting.

Until such time as we generate sufficient revenues from our solutions and services, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

•

debt instruments, including demand notes and convertible debentures similar to those discussed below in “Liquidity and Capital Resources”;

•

private placements of common stock;

•

exercise of warrants and stock options; and

•

funding from potential clientele or future industry partners.

These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, there will be an ongoing requirement for funding as described above.  However, there can be no assurance that any future financings can be obtained, should they be required.  In this regard, please see “Risk Factors” in Item 1A above.

Selected Financial Data

The selected financial data set forth below with respect to our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008 and 2007 and with respect to the consolidated balance sheets as at December 31, 2008 and 2007, are derived from our audited consolidated financial statements included at the end of this Report.  The following selected financial data should be read in conjunction with our consolidated financial statements and the notes thereto.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Operations Data	$	$
Revenues	153,743	409,891
Gross profit	60,305	328,388
General and administrative	3,597,141	2,011,288
Sales and marketing	2,785,558	1,130,542
Research and development	1,048,545	709,747
Depreciation of property and equipment	91,521	12,239
Interest expense Loss on extinguishment and modification of debt	2,926,763 -	1,092,007 47,618
Loss on re-pricing of warrants	-	65,306
Loss on embedded derivatives	9,353,740	850,089
Net loss	19,681,626	5,584,177

Cash Flow Data
Net cash used in operating activities	(4,638,644)	(2,230,712)
Net cash used in investing activities	(144,763)	(50,417)
Net cash provided by financing activities	3,505,389	4,299,708
Effects of exchange rates on cash & cash equivalents	(23,063)	(91,874)
Net increase (decrease) in cash & cash equivalents	(1,301,081)	1,926,705

Balance Sheet Data
Cash and cash equivalents	648,781	1,949,862
Accounts and investment tax credits receivable	95,062	317,790
Prepaid expenses	160,649	181,652
Total current assets	923,785	2,449,304
Deferred consulting services and other prepaid expenses	846	36,309
Deferred charges	125,490	41,845
Property and equipment	103,520	43,992
Total assets	1,153,641	2,571,450
Accounts payable, accrued liabilities and other account payable	846,756	730,586
Current portion of long-term debt	3,589,990	632,757
Embedded derivative liability	12,515,473	2,015,848
Deferred revenue	54,286	40,013
Total current liabilities	17,006,505	3,419,204
Long-term portion of long-term debt	59,906	29,407
Stockholders’ deficiency	(15,912,770)	(877,161)

Results of Operations

In this section, we discuss our net loss for the years ended December 31, 2008 and 2007 and the factors that resulted in changes from one year to the other.

Our financial statements have been prepared in accordance with U.S. GAAP and presented in U.S. dollars for purposes of this Report.

The year ended December 31, 2008 compared to the year ended December 31, 2007

Revenue:  Revenues for the year ended December 31, 2008 were $153,743 compared to $409,891 for the year ended December 31, 2007.  Services revenue decreased from $265,812 in 2007 to $122,186 in 2008. In 2008, sales of services to our 2007 on-premises customer base declined by approximately $190,100 due to a decision to discontinue sale of on-premises software products.  This decrease was partially offset by sales of approximately $46,500 to nine new Saas customers in 2008.

Product revenue decreased from $144,079 in 2007 to $31,557 in 2008. The decrease in product sales in 2008 resulted from a transition in our sales model from selling on-premises software licenses to selling on a Saas basis.

Gross profit:  Gross profit for the year ended December 31, 2008 was $60,305 (39% of revenue) compared to $328,388 (80% of revenue) for the year ended December 31, 2007.

In 2008, the gross profit on services was $28,748 (24% of services revenue) compared to $185,286 (70% of services revenue) in 2007.  The decrease in gross profit results primarily from the decrease in the number of service contracts in 2008 and the impact of costs in 2008 related to our initial Saas sales.

In 2008, the gross profit on products was $31,557 (100% of product revenue) compared to $143,102 (99% of product revenue) in 2007.

General and administrative expenses: General and administrative expenses consist primarily of personnel costs, professional fees, consulting fees including investor relations activities, occupancy related costs, insurance and other miscellaneous costs associated with supporting our research and development and sales and marketing activities.  During the year ended December 31, 2008, we incurred $3,597,141 in expenses compared to $2,011,288 during the year ended December 31, 2007.  The net increase of approximately $1,585,900 results primarily from the following:

•

Increase in compensation costs of approximately $155,500 in 2008 compared to 2007.  Of this increase, $47,500 results from an increase in the cash compensation and related benefits for our President & Chief Executive Officer and Chief Financial Officer and $29,400 results from hiring an administrative assistant in 2008.  The balance of the increase of $78,600 results primarily from the impact of a reversal of expense in 2007 for unpaid salaries owing to our Chief Financial Officer and our former President & Chief Executive Officer for 2007 and prior periods.

•

Decrease in stock-based compensation of approximately $76,100 in 2008 compared to 2007.  In 2007, stock-based compensation was $589,900 resulting from issuing fully vested warrants and shares of common stock to our current President & Chief Executive Officer and issuing fully vested warrants to our former President & Chief Executive Officer and Chief Financial Officer as part of an agreement to write-off unpaid salaries owing for 2007 and prior periods.  In 2008, stock-based compensation was $513,800 resulting from the granting of warrants to each of our President & Chief Executive Officer and Chief Financial Officer in October 2007, and granting fully vested stock options in August 2008 to our Chief Financial Officer.

•

Increase in expense for investor relations and investment banking services of approximately $1,151,600 in 2008 compared to 2007.  In 2008, we incurred $112,700 in cash based expenses and $1,703,700 in stock-based expenses for three consultants for these services.  In 2007, we incurred $56,000 in cash based expenses and $608,800 in stock-based expenses for four consultants for these services.

•

Increase in accounting expense of approximately $95,200 in 2008 compared to 2007 due to general fee increases in 2008, fees related to the valuation of our derivative liabilities for financial reporting purposes and the use of part-time accounting assistance.

•

Increase in rent expense of approximately $134,100 in 2008 compared to 2007 due to opening offices in California and St. John’s, Newfoundland and allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.  In addition, we incurred costs in 2008 related to an office in Florida used by one of our sales representatives.

•

Increase in consulting expense of approximately $81,600 in 2008 compared to 2007.  In 2008, we incurred costs of $60,000 for compensation for the Chairman of the Board.  In addition, we incurred costs of $10,000 in 2008 for use of a consultant for payroll services in the U.S.  In 2007, we incurred costs of $15,000 for compensation for the Chairman of the Board and $4,200 for other consulting services.  In addition, we recognized a recovery of expenses of $30,800 in 2007 relating to an agreement by our former Chief Executive Officer to write-off an amount owing for services provided in prior years.

•

Decrease in legal expense of approximately $26,800 in 2008 compared to 2007.  In 2007, we incurred costs for the preparation of legal and other documents in relation to a financing that did not close, costs from our securities counsel and costs related to settlements with employees.  In 2008, we incurred $60,000 for ongoing services from our securities counsel and fees for other general legal services.

•

Decrease of approximately $26,600 in bank and similar charges in 2008 compared to 2007 resulting primarily from a decrease in interest and penalties on arrears in certain statutory employee tax payments in Canada.

•

Increase in travel expense of approximately $18,700 in 2008 compared to 2007 relating primarily to travel for financing purposes including investor presentations.

•

Increase in insurance expense of approximately $41,600 in 2008 compared to 2007 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Increase in telephone expense of approximately $11,500 in 2008 compared to 2007 resulting from an increase in staff and the opening of offices in California and St. John’s, Newfoundland.

•

Increase of approximately $25,600 in other costs in 2008 compared to 2007 due primarily to opening of the offices in California and St. John’s, Newfoundland and costs incurred related to closing our office in Ottawa, Ontario.

Sales and marketing:  Sales and marketing expenses consist primarily of personnel costs, costs for analysts and consultants, costs related to demonstrations of our product and travel.  During the year ended December 31, 2008, we incurred $2,785,558 in expenses compared to $1,130,542 during the year ended December 31, 2007.  The net increase of approximately $1,655,000 results from the following:

•

Increase in compensation related costs of approximately $1,202,600 in 2008 compared to 2007.  In 2007, we had approximately four staff in Ottawa, Ontario throughout the year.  In addition, we added five employees in St. John’s, Newfoundland and eight in California in the third and fourth quarters of 2007.  In 2008, we closed our office in Ottawa, Canada and also incurred costs from January to May 2008 in our St. John’s, Newfoundland office for three staff who subsequently left the Company due to a decision to eliminate our sales and marketing activities in that office.   At December 31, 2008, we had twelve staff in the U.S. including a Chief Marketing Officer and a VP Sales and two in Newfoundland, Canada.  Our compensation related costs in 2008 also include the impact of a settlement for two of the

Ottawa, Canada staff.

•

Increase in stock-based compensation of approximately $134,700 in 2008 compared to 2007.  In 2008, stock-based compensation was $185,600 resulting primarily from the granting of warrants to our Chief Marketing Officer and a warrant to a consultant in 2008 partially offset by the impact of forfeitures of stock options by staff no longer with the Company in 2008.  In 2007, stock-based compensation was $50,900.

•

Increase in expense for consulting and other sales and marketing related services of approximately $426,000 in 2008 compared to 2007.  In 2008, we incurred $708,800 in costs for public relations services, marketing consultants, lead generation and research analysts.  In 2007, we incurred $282,800 for similar costs.

•

Decrease of approximately $154,700 in 2008 compared to 2007 due to the impact of accounting for a government contribution in 2008.  There was no similar government contribution in 2007.

•

Increase of approximately $18,200 in the cost of on-line demonstrations in 2008 compared to 2007 due to the increase in staff delivering such presentations.

•

Increase of approximately $14,400 in travel costs in 2008 compared to 2007 due to an increase in sales staff.

•

Net increase in other costs of approximately $13,800 in 2008 compared to 2007.

Research and development expenses: Research and development expenses consist primarily of personnel costs and consulting expenses directly associated with the development of our software solution.  For the year ended December 31, 2008, we incurred $1,048,545 in expenses compared to $709,747 during the year ended December 31, 2007.  The net increase of approximately $338,800 results from the following:

•

Increase in stock-based compensation of approximately $7,700 in 2008 compared to 2007.  In 2008, stock-based compensation was $159,700 resulting primarily from the granting of a warrant to our current Chief Technical Officer in November 2007.  In 2007, stock-based compensation was $152,000 resulting from the granting of a fully vested warrant to our former Chief Technical Officer and the granting of stock options to our staff in Ottawa, Ontario which were subsequently forfeited due to discontinuing our research and development activities in that office in early 2008.

•

Decrease in compensation costs of approximately $233,000 in 2008 compared to 2007.  In 2008, we discontinued our research and development activities in Ottawa, Canada due to the outsourcing of development and testing initially to India and then to China and Belarus.  The decrease in costs from discontinuing operations in Ottawa, Canada was partially offset by an increase in costs for our Chief Technical Officer in California who was hired in November 2007 and then terminated in October 2008.

•

Increase in consulting expense of approximately $390,500 in 2008 compared to 2007 resulting primarily from the outsourcing of product development and testing initially to India and then to China and Belarus plus the use of other consultants in the U.S. and Canada for these services.

•

Increase in costs of $100,800 in 2008 compared to 2007 due to the use of an outside data facility for demonstrations of our product and to deliver services to customers.

•

Increase in compensation related costs of approximately $57,400 in 2008 compared to 2007.  In 2007 a portion of the cost of our research and development staff was charged to cost of sales due to delivery of a services contract to a major customer.  In 2008, these staff were engaged primarily in research and development activities until we closed our office in Ottawa, Canada.

•

Increase in travel expenses of $18,800 in 2008 compared to 2007 due primarily to travel to China by our

Chief Technical Officer.

•

Decrease in rent expense of approximately $49,400 in 2008 compared to 2007 due to allocating 100% of the costs of our office in Ottawa, Ontario to general and administrative expenses in 2008 compared to 50% in 2007.

•

Increase in costs of approximately $32,700 in 2008 compared to 2007 due to a reduction in tax credits available for research and development activities in Ontario, Canada resulting from closing our office in Ottawa, Canada.

•

Increase in costs of software support of approximately $27,300 in 2008 compared to 2007 due to the purchase of support services on Oracle software purchased in 2008.

•

Decrease in other miscellaneous costs of approximately $14,000 in 2008 compared to 2007 due primarily to the closing of our office in Ottawa, Canada.

Depreciation: Depreciation expense was $91,521 for the year ended December 31, 2008 compared to $12,239 for the year ended December 31, 2007.  The increase in depreciation expense in 2008 compared to 2007 results primarily from the purchase of approximately $146,000 of software in 2008.

Interest Expense: Interest expense was $2,926,763 for the year ended December 31, 2008 compared to $1,092,007 for the year ended December 31, 2007.  The increase in 2008 results primarily from the impact of accretion on the debentures issued by the Company on September 28, 2007, June 12, 2008, July 28, 2008, August 20, 2008 and October 31, 2008 and amortization of the related deferred financing charges.

Loss on impairment of fixed assets: Loss on impairment of fixed assets was $15,957 for the year ended December 31, 2008 compared to $Nil for the year ended December 31, 2007.  In 2008, we incurred a loss on fixed assets in our Ottawa, Ontario office due to a decision to close that office.

Loss on embedded derivatives:  Loss on embedded derivatives was $9,353,740 for the year ended December 31, 2008 compared to $850,089 for the year ended December 31, 2007.  The change in fair value of the embedded derivatives as at December 31, 2008 compared to the previous measurement dates resulted in a loss.  The increase in the loss on embedded derivatives in 2008 compared to 2007 results from the issuance of additional debentures in 2008 and the impact on the embedded derivatives from a  decrease in the debenture’s conversion price in the fourth quarter of 2008.

Loss on extinguishment of debt: Loss on extinguishment of debt was $Nil for the year ended December 31, 2008 compared to $47,618 for the year ended December 31, 2007.  The loss in 2007 resulted from the conversion of a promissory note to equity on terms more favorable than the original terms.

Loss on re-pricing of warrants: Loss on re-pricing of warrants was $Nil for the year ended December 31, 2008 compared to $65,306 for the year ended December 31, 2007.  The loss in 2007 resulted from a reduction in July 2007 in the exercise price on 424,742 Class C warrants from $2.10 per share to $0.70 per share.

Foreign exchange gain (loss): Foreign exchange gain was $60,901 for the year ended December 31, 2008 compared to a loss of $22,705 for the year ended December 31, 2007.  In 2008, we recognized a foreign exchange gain due to appreciation of the U.S. dollar compared to the Canadian dollar.  In 2007, we recognized a foreign exchange loss due to depreciation of the U.S. dollar compared to the Canadian dollar.

Net Loss: We incurred a loss of $19,681,626 ($2.85 per share) for the year ended December 31, 2008, compared to a loss of $5,584,177 ($1.07 per share) for the year ended December 31, 2007.    Our revenues and future profitability and future rate of growth are substantially dependent on our ability to:

•

license our software applications to a sufficient number of clients;

•

modify the successful software applications, over time, to provide enhanced benefits to existing users;

•

successfully develop related software applications; and

•

raise additional capital through the private placement of equity and long-term debt.

Liquidity and Capital Resources

At December 31, 2008, we had negative working capital of $16,082,720, compared to negative working capital of $969,900 at December 31, 2007. This decrease in working capital of approximately $15,113,000 occurred primarily as a result of a decrease in our cash balance at year-end by approximately $1,301,100, a decrease in accounts receivable and investment tax credits receivable of approximately $222,700, an increase in the current portion of long-term debt by approximately $2,957,200 and an increase in embedded derivatives liability of approximately $10,499,600.  Our cash balance at December 31, 2008 was $648,781 compared to $1,949,862 at December 31, 2007.

These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, the Company will require additional capital in March 2009 and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

Net Cash Flow from Operations:  During the year ended December 31, 2008, we used $4,638,644 in operations, compared to using $2,230,712 during the year ended December 31, 2007.  The use of cash in operations during the year ended December 31, 2008 resulted from a net loss of $19,681,626 and a government contribution of $115,636, which were partially offset by a change in non-cash working capital of $188,117, depreciation of $91,521, non-cash compensation expense of $796,602, non-cash interest expense of $2,896,745, non-cash consulting fees of $1,815,936, loss on embedded derivatives of $9,353,740 and loss on impairment of fixed asset of $15,957.   During the year ended December 31, 2007, the use of cash in operations resulted from a net loss of $5,584,177 and a change in non-cash working capital of $80,124 partially offset by depreciation of $12,239, non-cash compensation expense of $773,776, non-cash interest expense of $1,062,048, non-cash consulting fees of $622,513, loss on embedded derivatives of $850,089, loss on extinguishment and modification of debt of $47,618 and loss on re-pricing of warrants of $65,306.

Net Cash Used in Investing Activities:  During the year ended December 31, 2008, we invested $144,763 in property and equipment compared to $50,417 invested during the year ended December 31, 2007.

Net Cash From Financing Activities:  During the year ended December 31, 2008, net cash provided by financing activities was $3,505,389 compared to $4,299,708 for the year ended December 31, 2007.  During the year ended December 31, 2008, we raised $3,605,369 from the issuance of long-term debt and repaid $99,980.   During the year ended December 31, 2007, we raised $4,566,000 from the issuance of long-term debt and repaid $325,000.  In addition, we raised $58,708 from the issuance of promissory notes to a related party in 2007.

Commitments:

Operating leases

The Company has entered into an operating lease agreement for office space in the U.S. that expires on August 31, 2009 and two operating lease agreements for office space in Canada that expire on December 31, 2010.

The future minimum lease payments including operating costs are as follows:

Year	Amount
2009 2010	272,604 87,556
Total	$360,160

In July 2008, the Company entered into a sublet

agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments of $71,085 in 2009 and $65,162 in 2010.

Commitments

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.

Financial Statements and Supplementary Data.

Consolidated Financial Statements of

BLINK LOGIC INC.

Years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Blink Logic Inc.

We have audited the accompanying consolidated balance sheets of Blink Logic Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blink Logic Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2(a) to the consolidated financial statements, the Company has incurred recurring losses, as well as recurring negative cash flow from operating activities.  The Company has an accumulated deficit which results in a deficiency in stockholders’ equity.  Its economic viability is dependent on its ability to generate additional sales and finance operational expenses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2(a).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KPMG LLP

Chartered Accountants

Ottawa, Canada

April 13, 2009

BLINK LOGIC INC. Consolidated Balance Sheets December 31, 2008 and December 31, 2007 (In U.S. dollars)

	December 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$ 648,781	$ 1,949,862
Accounts receivable (note 3)	70,547	110,820
Investment tax credits receivable	24,515	206,970
Contracts in process	19,293	-
Prepaid expenses	160,649	181,652

	923,785	2,449,304
Deferred consulting services and other prepaid expenses	846	36,309
Deferred charges (notes 8(a), 8(c), 8(d), 8(e) and 8(f))	125,490	41,845
Property and equipment (note 4)	103,520	43,992

	$ 1,153,641	$ 2,571,450

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable (note 5)	$ 557,030	$ 376,024
Accrued liabilities (note 6)	249,502	354,562
Other account payable (note 7)	40,224	-
Current portion of long-term debt (note 8)	3,589,990	632,757
Embedded derivatives liability (notes 8(a), 8(c), 8(d), 8(e) and 8(f))	12,515,473	2,015,848
Deferred revenue	54,286	40,013

	17,006,505	3,419,204

Long-term debt (note 8)	59,906	29,407

Stockholders’ deficiency (note 10):
Common stock, $0.001 par value. Authorized 42,857,143;
issued and outstanding 6,997,501 shares at December 31,
2008 and 6,571,565 shares at December 31, 2007	46,424	45,998
Common stock to be issued for services (note 10(b)(v))	11,000	-
Additional paid-in capital	16,730,160	12,095,569
Accumulated other comprehensive loss	(347,009)	(347,009)
Deficit	(32,353,345)	(12,671,719)
	(15,912,770)	(877,161)
Basis of presentation (note 2(a))
Guarantees and commitments (note 14)
Subsequent events (note 22)

	$ 1,153,641	$ 2,571,450

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Operations Years Ended December 31, 2008 and 2007 (In U.S. dollars)

	December 31,	December 31,
	2008	2007

		(note 21)
Revenues:
Services	$ 122,186	$ 265,812
Products	31,557	144,079
	153,743	409,891
Cost of revenues:
Cost of services	93,438	80,526
Cost of products	-	977
	93,438	81,503
Gross profit	60,305	328,388

Expenses:
General and administrative Sales and marketing	3,597,141 2,785,558	2,011,288 1,130,542
Research and development (note 11)	1,048,545	709,747

Depreciation of property and equipment	91,521	12,239
	7,522,765	3,863,816

	(7,462,460)	(3,535,428)
Other income (expenses):
Interest income Loss on embedded derivatives (notes 8(a), 8(c), 8(d), 8(e) and 8(f))	16,393 (9,353,740)	28,976 (850,089)
Interest expense	(2,926,763)	(1,092,007)
Loss on impairment of fixed assets (note 18)	(15,957)	-
Loss on extinguishment and modification of
debt (note 8(i))	-	(47,618)
Loss on re-pricing of warrants (note 10(b)(xi))	-	(65,306)

	(12,219,166)	(2,048,749)

Net loss	(19,681,626)	(5,584,177)
Other comprehensive loss:
Foreign currency translation adjustment	-	(145,084)

Comprehensive loss	$ (19,681,626)	$ (5,729,261)

Net loss per common share: Basic and diluted (note 13) Weighted average common shares outstanding	$ (2.85) 6,893,803	$ (1.07) 5,219,785

See accompanying notes to consolidated financial statements

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss For the years ended December 31, 2008 and 2007 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Balances at December 31, 2006	4,390,604	$ 30,731	$ 29,050	$6,683,592	$ (7,087,542)	$ (201,925)	$ (546,094)
Stock options issued to employees (note 10(d))	–	–	–	98,573	–	–	98,573
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(k))	–	–	–	106,622	–	–	106,622
Intrinsic value on beneficial conversion feature on promissory notes payable (note 9)	–	–	–	45,967	–	–	45,967
Intrinsic value on beneficial conversion feature on promissory notes payable (note 9)	–	–	–	9,369	–	–	9,369
Issuance of common stock pursuant to a financing agreement (notes 8(h) and 10(a))	14,286	100	(13,940)	13,840	–	–	–
Issued for services (notes 10(a) and 10(b))	85,715	600	–	119,400	–	–	120,000
Issued for services (notes 10(a) and 10(b))	107,143	750	–	126,750	–	–	127,500
Issued on conversion of promissory notes payable (notes 8(j) and 10(a))	28,572	200	–	19,800	–	–	20,000
Issued for financing fees (note 10(a))	17,858	125	–	21,125	–	–	21,250
Issued for financing fees (note 10(a))	36,429	255	–	42,120	–	–	42,375
Issued for services (notes 10(a) and 10(b))	71,429	500	–	64,500	–	–	65,000
Issued on conversion of promissory notes payable (notes 8(o) and 10(a))	47,808	335	–	30,964	–	–	31,299
Issued for services (notes 10(a) and 10(b))	73,319	513	–	47,487	–	–	48,000
Issued for services (notes 10(a) and 10(b))	85,715	600	–	89,400	–	–	90,000
Issued pursuant to the terms of promissory notes payable (note 8(l))	107,143	750	–	86,862	–	–	87,612
Issued pursuant to the terms of promissory notes payable (note 8(m))	107,143	750	–	78,902	–	–	79,652
Issued pursuant to the terms of promissory notes payable (note 8(b))	64,286	450	–	52,117	–	–	52,567
Issued pursuant to the terms of promissory notes payable (note 8(n))	139,285	975	–	110,967	–	–	111,942

See accompanying notes to consolidated financial statements

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2008 and 2007 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Issued pursuant to a consulting agreement (notes 10(a) and 10(b))	42,858	300	(6,667)	59,366	–	–	52,999
Issued on conversion of promissory notes payable (notes 10(a))	1,151,972	8,064	–	942,865	–	–	950,929
Warrants issued to a consultant (note 10(b))	–	–	–	157,501	–	–	157,501
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(l))	–	–	–	126,074	–	–	126,074
Intrinsic value on warrants issued on conversion of promissory notes payable (notes 8(i), 8(k) and 9)	–	–	–	22,896	–	–	22,896
Warrants issued on cancellation of stock options (note 10(c)(ii))	–	–	–	26,580	–	–	26,580
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	50,316	–	–	50,316
Loss on re-pricing of warrants (note 10(b)(xi))	–	–	–	65,306	–	–	65,306
Loss on extinguishment of debt (note 8(i))	–	–	–	47,618	–	–	47,618
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(m))	–	–	–	79,652	–	–	79,652
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(b))	–	–	–	75,644	–	–	75,644
Warrants issued to a lender (note 8(a))	–	–	–	2,077,447	–	–	2,077,447
Warrants issued to a consultant (note 10(b)(vi))	–	–	–	110,477	–	–	110,477
Warrants issued to a consultant (note 10(b)(viii))	–	–	–	19,809	–	–	19,809
Warrants issued to a consultant (note 10(b)(xiii))	–	–	–	80,556	–	–	80,556
Warrants issued to a consultant (note 10(b)(xiii))	–	–	–	31,876	–	–	31,876
Warrants issued to a consultant (note 10(b)(xiii))	–	–	–	36,073	–	–	36,073
Cancellation of warrants issued to a consultant (note 10(b)(xiii))	–	–	–	(67,949)	–	–	(67,949)
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	9,078	–	–	9,078
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	55,579	–	–	55,579
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	16,759	–	–	16,759
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	62,896	–	–	62,896
Cancellation of warrants issued to a consultant (note 10(b)(xiv))	–	–	–	(144,312)	–	–	(144,312)
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	54,095	–	–	54,095
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	58,476	–	–	58,476

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2008 and 2007 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Warrants issued on settlement of unpaid wages (note 10(c)(i))	–	–	–	85,066	–	–	85,066
Warrants issued to a consultant (note 10(b)(xv))	–	–	–	10,482	–	–	10,482
Warrants issued to a consultant (note 10(b)(xv))	–	–	–	65,713	–	–	65,713
Cancellation of warrants issued to a consultant (note 10(b)(xv))	–	–	–	(76,195)	–	–	(76,195)
Warrants issued to a director (note 10(b)(x))	–	–	–	18,554	–	–	18,554
Warrants issued to management (note 10(b)(ix))	–	–	–	58,476	–	–	58,476
Warrants issued to a consultant (note 10(b)(vii))	–	–	–	1,460	–	–	1,460
Stock to be issued to a consultant (note 10(b)(xix))	–	–	(8,443)	28,978	–	–	20,535
Comprehensive loss:
Net loss	–	–	–	–	(5,584,177)	–	(5,584,177)
Foreign currency translation adjustment	–	–	–	–	–	(145,084)	(145,084)
Comprehensive loss							(5,729,261)
Balances at December 31, 2007	6,571,565	$ 45,998	$ –	$12,095,569	$ (12,671,719)	$ (347,009)	$ (877,161)

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss (continued) For the years ended December 31, 2008 and 2007 (In U.S. dollars)
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Common stock issued to a consultant (note 10 (a)(i))	345,000	345	–	534,405	–	–	534,750
Common stock issued to a consultant (note 10 (a)(ii))	41,357	41	–	49,959	–	–	50,000
Common stock issued to a consultant (note 10(a)(iii))	39,579	40	–	62,807	–	–	62,847
Warrants issued to a consultant (note 10 (b)(i))	–	–	–	1,009,861	–	–	1,009,861
Warrants issued to a consultant (note 10(b)(ii))	–	–	–	68,950	–	–	68,950
Warrants issued to management (note 10(b)(iv))	–	–	–	125,083	–	–	125,083
Warrants issued to a consultant (note 10(b)(vi))	–	–	–	(47,296)	–	–	(47,296)
Warrants issued to management (note 10(b)(viii)	–	–	–	170,506	–	–	170,506
Warrants issued to management (note 10 (b)(ix))	–	–	–	243,205	–	–	243,205
Warrants issued to management (note 10 (d)(xi))	–	–	–	243,205	–	–	243,205
Stock options issued to management (note 10 (d))	–	–	–	15,446	–	–	15,446
Stock options issued to employees (note 10(d))	–	–	–	(844)	–	–	(844)
Warrants issued to a lender (note 8 (c))	–	–	–	244,637	–	–	244,637
Warrants issued to a lender (note 8(d))	–	–	–	580,341	–	–	580,341
Warrants issued to a lender(note 8 (e))	–	–	–	233,629	–	–	233,629
Warrants issued to a lender (note 8 (f))	–	–	–	1,100,697	–	–	1,100,697
Common stock to be issued to a consultant (note 10 (b)(v))	–	–	11,000	–	–	–	11,000
Net loss and comprehensive loss	–	–	–	–	(19,681,626)	–	(19,681,626)

Balances at December 31, 2008	6,997,501	$ 46,424	$ 11,000	$16,730,160	$ (32,353,345)	$ (347,009)	$(15,912,770)

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Cash Flows Years ended December 31, 2008 and 2007 (In U.S. dollars)

	December 31,	December 31,
	2008	2007

		(note 21)

Cash flows from operating activities:
Net loss	$ (19,681,626)	$ (5,584,177)
Items not involving cash:
Depreciation of property and equipment	91,521	12,239
Interest expense	2,896,745	1,062,048
Stock-based compensation	796,602	773,776
Stock-based consulting fees	1,815,936	622,513
Loss on embedded derivatives Government contribution	9,353,740 (115,636)	850,089 -
Loss on impairment of fixed assets	15,957	-
Loss on re-pricing of warrants	-	65,306
Loss on extinguishment of debt	-	47,618
Change in non-cash operating working capital (note (19))	188,117	(80,124)
Net cash used in operating activities	(4,638,644)	(2,230,712)

Cash flows used in investing activities:
Purchase of property and equipment	(144,763)	(50,417)

Cash flows from financing activities:
Net proceeds from long-term debt	3,605,369	4,566,000
Repayments of long-term debt	(99,980)	(325,000)
Proceeds from promissory notes payable to a related party	-	58,708

Net cash provided by financing activities	3,505,389	4,299,708

Effects of exchange rates on cash and cash equivalents	(23,063)	(91,874)

Net increase (decrease) in cash and cash equivalents	(1,301,081)	1,926,705

Cash and cash equivalents, beginning of year	1,949,862	23,157

Cash and cash equivalents, end of year	$ 648,781	$ 1,949,862

Cash and cash equivalents, end of year, consists of the following:
Cash	$ 147,825	$ 109,033
Money market investments	500,956	1,840,829
Total	$ 648,781	$ 1,949,862

Supplemental information to Consolidated Statements of Cash Flows:
Interest paid	$ 30,018	$ 29,959

See accompanying notes to consolidated financial statements.

BLINK LOGIC Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2008 and 2007

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

The Company develops and markets a web-based software solution that allows a user to create dashboard like business views on top of their existing data sources.  With the Blink Logic solution, a user can create highly visual and interactive dashboard views without significant involvement from specialized software programmers.

2.   Summary of significant accounting policies:

(a)

Basis of presentation:

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  In addition, all share prices, share numbers and per share amounts in these consolidated financial statements are presented after giving effect to a 1 for 7 reverse stock split which was effective February 8, 2008.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues and has incurred a loss of $19,681,626 and negative cash flow from operations of $4,638,644 for the year ended December 31, 2008.  As of December 31, 2008, the Company has a working capital deficiency of $16,082,720 and an accumulated deficit of $32,353,345.  During the year, the company did not make payments one its long-term debt on the due dates and obtained waivers from the lenders of their rights to demand payment of the long-term debt and waivers of any interest and penalties due to the lenders as a result of the payments that were not made.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital during 2009 and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans and make payments on its long-term debt as they fall due.  Failure to implement these plans could have a material adverse effect on the Company’s financial position and or results of operations and may result in ceasing operations.  The consolidated financial statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.

BLINK LOGIC Inc.

Notes to Consolidated Financial Statements, page 2

Years ended December 31, 2008 and 2007

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 3

Years ended December 31, 2008 and 2007

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

 (e)

Revenue recognition:

During the year ended December 31, 2008, the Company started to sell its software as a service (“Saas”) and adopted the following policy on revenue recognition:

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 4

Years ended December 31, 2008 and 2007

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method to recognize revenue.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized as revenue in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all the obligations, the revenue is recognized ratably over the service period.

(f)

Cash equivalents:

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 5

Years ended December 31, 2008 and 2007

(In U.S. dollars)

2.    Summary of significant accounting policies (continued):

(g)

Property and equipment:

Property and equipment is stated at cost less accumulated depreciation.  Property under capital lease is initially recorded at the present value of the minimum lease payments at the inception of the lease.  Depreciation is provided over the estimated useful lives of the underlying assets on a straight-line basis using the following annual rates:

Asset	Useful life

Office equipment	3 years
Computer hardware	3 years
Computer software	2 years
Leasehold improvements	Lease term

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

(k)

Advertising:

Advertising costs are expensed as incurred.  Advertising costs amounted to $167,785 for the year ended December 31, 2008 (2007 - $Nil).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 6

Years ended December 31, 2008 and 2007

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

(m)

Stock-based compensation:

The Company  accounts for its stock options in accordance with the provisions of Financial Accounting Standards Board Statement No. 123R “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires all share-based payments, including stock options granted to employees by the Company, to be recognized in the Statement of Operations based on the fair value of the share-based payments at the date of grant.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black Scholes options pricing model and has elected to treat awards with graded vesting as a single award.   The fair value is recognized as compensation expense on a straight-line basis over the requisite service period, which in the Company’s circumstances is the stated vesting period of the award, provided that total compensation expense recognized at least equals the pro rata fair value of the award that has vested.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 7

Years ended December 31, 2008 and 2007

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

(p)

Fair value measurement:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities, and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued staff position No. 157-2 which delays the effective date of SFAS 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  At December 31, 2008, the Company did not have such assets or liabilities that are required to be measured at fair value on a recurring basis.

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

The adoption of SFAS 157 required additional disclosure in the notes to the consolidated financial statements which are contained in note 15.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 8

Years ended December 31, 2008 and 2007

(In U.S. dollars)

2.  Summary of significant accounting policies (continued):

(q)   Recently issued accounting standards:

In March 208, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”) which amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements for periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting this new accounting standard on its financial reporting.

3.  Accounts receivable:

	2008	2007

Trade accounts receivable	$64,779	$83,661
Allowance for doubtful accounts	(12,688)
Other	5,768	39,847

	$70,547	$110,820

4.  Property and equipment:

	2008
	Accumulated	Net book
	Cost	depreciation	value

Office equipment	$6,431	$2,144	$4,287
Computer hardware	38,768	17,337	21,431
Computer software	151,458	73,656	77,802

	$196,657	$93,137	$103,520

	2007
	Accumulated	Net book
	Cost	depreciation	value

Office equipment	$5,272	$2,134	$3,138
Computer hardware	65,932	30,506	35,426
Computer software	5,588	5,588	-
Leasehold improvements	5,580	152	5,428

	$82,372	$38,380	$43,992

During the year ended December 31, 2008, the Company disposed of property and equipment with a cost of $57,742 and recognized a loss on impairment (note 18).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 9

Years ended December 31, 2008 and 2007

(In U.S. dollars)

5.   Accounts payable:

	2008	2007

Trade accounts payable	$406,283	$215,172
Professional fees	61,759	107,523
Other payables	32,754	35,529
Employee related payables	29,342	12,408
Advertising fees	26,892	5,392

	$557,030	$376,024

6.   Accrued liabilities:

	2008	2007

Employee related accruals	$125,027	$261,211
Professional fees	79,713	60,483
Rent	36,795	8,302
Interest	3,781	16,566
Financing fees	3,726	3,726
Other	460	4,274

	$249,502	$354,562

7.   Other account payable:

On February 28, 2008, the Company purchased property and equipment consisting of $141,520 of software and $32,419 of related support services.  On that date, the Company and the supplier entered into a payment plan agreement (“Payment Plan”) under which the Company paid $25,000 on February 28, 2008 and the balance was payable in installments of $40,410 on May 1, 2008 and $40,224 on each of August 1, 2008, November 1, 2008 and February 1, 2009.  These blended principal and interest payments include interest at 14.52%.  The Company did not make the payment of $40,410 due on May 1, 2008.  As a result of this default, $10,247 was charged to interest expense for the three months ended June 30, 2008.  The Company made the May 1, 2008 payment on July 8, 2008, the August 1, 2008 payment on August 21, 2008 and the November 1, 2008 payment on November 17, 2008.  The Company has not made the payment due on February 1, 2009.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 10

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.    Long-term debt:

	2008	2007

Debentures, maturing on September 28, 2009, non-interest bearing, secured by a second floating charge on all assets of the Company (note 8(a))	$ 2,806,224	$ 531,879
Promissory note, maturing on August 5, 2009, bearing interest at 10% per annum, unsecured (note 8(b))	76,065	29,407
Debenture, maturing on June 12, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 8(c))	127,526	-
Debenture, maturing on July 28, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 8(d))	239,985	-
Debentures, maturing on August 20, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 8(e))	155,149	-
Debenture, maturing on October 31, 2010, non-interest bearing, secured by a first floating charge on all assets of the Company (note 8(f))	127,573	-
Repayable contribution to the Government of Canada, denominated in Canadian dollars (C$142,961), non-interest bearing (note 8(g))	117,374	-
Promissory note, maturing on December 31, 2007, denominated in Canadian dollars (C$100,000) bearing interest at 12% per annum, secured by an assignment of investment tax credits receivable (note 8(h))	-	100,878
	3,649,896	662,164
Less current portion of long-term debt	3,589,990	632,757
	$ 59,906	$ 29,407

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 11

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

The Company is required to make payments on its long-term debt as follows:

Year	Amount
2009 2010	$ 6,529,245 1,660,891
2011	57,468
2012	25,545
Total	$ 8,273,149

Additional terms and conditions related to the long-term debt are as follows:

(a) On September 28, 2007, the Company received cash consideration of $3,500,000 in exchange for the issuance of $4,070,000 of non-interest bearing debentures maturing on September 28, 2009 and warrants to purchase 2,907,145 shares of common stock of the Company at $1.96 per share.  The warrants expire on September 28, 2012.  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 28, 2008, the Company is required to redeem $226,111 of the debentures per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.

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

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,422,553 of the cash consideration received by the Company was allocated to the debentures and $2,077,447 was allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures in 2007.  Of the $1,422,553 allocated to the debentures, $1,165,759 was allocated to the embedded derivatives liability at September 28, 2007 and the residual of $256,794 was allocated to long-term debt.  At December 31, 2007, the estimated value of the embedded derivatives was $2,015,848.  At December 31, 2008, the estimated value of the embedded derivatives was $6,214,874.  As a consequence, a loss on the embedded derivatives of $4,199,026 has been recognized for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 12

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.      Long-term debt (continued):

(a) (continued)

The debentures are being accreted to the face value of $4,070,000 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $2,274,345 (2007 - $275,085) was charged to interest expense pursuant to this accretion.

The Company incurred $109,675 in costs in 2007 in connection with the issuance of the debentures.  Of this amount, $40,944 (2007 - $67,830) was included as a charge to interest expense for the year ended December 31, 2008.  The balance of $901 has been included in deferred charges at December 31, 2008 and will be included in interest expense on an effective interest rate basis during the period from January 1, 2009 to September 28, 2009.

The Company did not make the debenture payments of $226,111 due on March 28, 2008 and April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 were due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  The Company did not make the payment of $271,333 due on July 28, 2008.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly payment of $271,333 was due on August 28, 2008.  The Company did not make the payment of $271,333 due on August 28, 2008.  On September 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly payment of $271,333 was due on October 28, 2008.  The Company did not make the payment of $271,333 due on October 28, 2008.  On November 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $407,000 were due on December 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.

On December 17, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $452,222 were due on January 28, 2009 and the 28th day of each month thereafter until maturity on September 28, 2009.

On each of the modification dates referred to above, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made.

The Company did not make the payments of $452,222 due on January 28, 2009, February 28, 2009 and March 28, 2009 (note (22)).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 13

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.

Long-term debt (continued):

 (a) (continued)

The modification of the payment terms on the debentures on May 15, 2008, July 31, 2008, September 3, 2008, November 3, 2008 and December 17, 2008 have been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amounts of the debentures were not modified on these dates and the impact of the modification will be reflected in interest expense over the period to maturity on September 28, 2009.

On October 31, 2008, the Company issued a  debenture and a warrant  (note 8(f)).    As a consequence of this issuance, the Company was required to reduce the conversion price on the $4,070,000 of debentures from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrants to purchase 2,907,145 shares of common stock of the Company from $1.96 per share to $0.20 per share.    There was no accounting impact of the reduction in the exercise price of the warrants from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debentures from $1.05 per share to $0.20 per share has been included in the loss on embedded derivatives for the year ended December 31, 2008.

(b) On August 6, 2007, the Company received cash consideration of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.  During the year ended December 31, 2008, $15,042 was paid to the lender on account of interest.

As consideration for the advance of funds to the Company by the lender, the Company granted 64,286 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $97,433 of the cash consideration received by the Company was allocated to the promissory note and $52,567 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.

At the date of issuance, the conversion feature of the promissory note was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $75,644 which was recorded as additional paid-in capital.

The promissory note is being accreted to face value on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $46,658 (2007 - $7,618) was charged to interest expense.

Accrued interest of $3,781 (December 31, 2007 - $3,781) has been included in accrued liabilities at December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 14

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

 (c)  On June 12, 2008, the Company received cash consideration of $400,000 in exchange for the issuance of a non-interest bearing debenture of $444,400 maturing on June 12, 2010 and a warrant to purchase 317,428 shares of common stock of the Company at $1.96 per share.  The warrant expires on June 12, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing December 12, 2008, the Company is required to redeem $24,689 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $155,363 of the cash received by the Company was allocated to the debenture and $244,637 was allocated to the warrant and included in additional paid-in capital, based on their relative fair values at June 12, 2008.  The $155,363 allocated to the debenture was allocated to the embedded derivatives liability at June 12, 2008.  At December 31, 2008, the estimated value of the embedded derivatives was $705,176.  As a consequence, a loss on the embedded derivatives of $549,813 has been recognized for the year ended December 31, 2008.

The debenture is being accreted to the face value of $444,400 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $127,526 was charged to interest expense pursuant to this accretion.

The Company incurred $63,097 in costs in connection with the issuance of the debenture.  Of this amount, $18,106 was included as a charge to interest expense for the year ended December 31, 2008 pursuant to the amortization of these charges.  The balance of $44,991 has been included in deferred charges at December 31, 2008 and will be included in interest expense on an effective interest rate basis during the period from January 1, 2009 to June 12, 2010.

The Company did not make the debenture payment of $24,689 due on December 12, 2008.  On December 17, 2008, the Company and the holder of the Company’s debenture entered into an agreement to amend the terms of the debenture so that monthly payments of $26,141 are due commencing on January 12, 2009 and the 12th day of each month thereafter.  In addition, the lender agreed to waive its rights to demand payment of the debenture and waived any penalties and interest due as a result of the payment that was not made on December 12, 2008.  The Company did not make the payments of $26,141 due on January 12, 2009, January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009 (note (22)).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 15

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(c)  (continued)

The modification of the payment terms on the debenture on December 17, 2008 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on this date and the impact of the modification will be reflected in interest expense during the period  to maturity on June 12, 2010.

On October 31, 2008, the Company issued a  debenture and a warrant  (note 8(f)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $444,400 debenture from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrant to purchase 317,428 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact of the reduction in the exercise price of the warrant from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrant. The impact of the reduction in the conversion price on the debenture from $1.05 per share to $0.20 per share has been included in the loss on embedded derivatives for the year ended December 31, 2008.

(d)  On July 28, 2008, the Company received cash consideration of $1,100,000 in exchange for the issuance of a non-interest bearing debenture of $1,222,100 maturing on July 28, 2010 and a warrant to purchase 872,928 shares of common stock of the Company at $1.96 per share.  The warrant expires on July 28, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing January 28, 2009, the Company is required to redeem $67,894 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $519,659 of the cash received by the Company was allocated to the debenture and $580,341 was allocated to the warrant and included in additional paid-in capital, based on their relative fair values at July 28, 2008.  Of the $519,659 allocated to the debenture, $449,903 was allocated to the embedded derivatives liability at July 28, 2008 and the residual of $69,756 was allocated to long-term debt.  At December 31, 2008, the estimated value of the embedded derivatives was $1,968,834.  As a consequence, a loss on the embedded derivatives of $1,518,931 has been recognized for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 16

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(d)  (continued)

The debenture is being accreted to the face value of $1,222,100 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $170,229 was charged to interest expense pursuant to this accretion.

The Company incurred $20,000 in costs in 2008 in connection with the issuance of the debenture.  Of this amount, $2,790 was included as a charge to interest expense for the year ended December 31, 2008 pursuant to the amortization of these charges.  The balance of $17,210 has been included in deferred charges at December 31, 2008 and will be included in interest expense on an effective interest rate basis during the period to maturity on July 28, 2010.

The Company did not make the payments of $67,894 due on the debenture on January 28, 2009, February 28, 2009 and March 28, 2009 (note (22)).

On October 31, 2008, the Company issued a debenture and a warrant  (note 8(f)).    As a consequence of this issuance, the Company was required to reduce the conversion price on the $1,222,100 debenture from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrant to purchase 872,928 shares of common stock of the Company from $1.96 per share to $0.20 per share.

There was no accounting impact of the reduction in the exercise price of the warrant from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrant.  The impact of the reduction in the conversion price on the debenture from $1.05 per share to $0.20 per share has been included in the loss on embedded derivatives for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 17

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(e)  On August 20, 2008, the Company received cash consideration of $470,027 in exchange for the issuance of $522,200 of non-interest bearing debentures maturing on August 20, 2010 and warrants to purchase 372,999 shares of common stock of the Company at $1.96 per share.  The warrants expire on August 20, 2013.  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 19, 2009, the Company is required to redeem $29,011 of the debentures per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debentures at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $236,398 of the cash received by the Company was allocated to the debentures and $233,629 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at August 20, 2008.  Of the $236,398 allocated to the debentures, $141,316 was allocated to the embedded derivatives liability at August 20, 2008 and the residual of $95,082 was allocated to long-term debt.  At December 31, 2008, the estimated value of the embedded derivatives was $858,833.  As a consequence, a loss on the embedded derivatives of $717,517 has been recognized for the year ended December 31, 2008.

The debentures are being accreted to the face value of $522,200 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $60,067 was charged to interest expense pursuant to this accretion.

The Company incurred $42,500 in costs in 2008 in connection with the issuance of the debentures.  Of this amount, $5,508 was included as a charge to interest expense for the year ended December 31, 2008 pursuant to the amortization of these charges.  The balance of $36,992 has been included in deferred charges at December 31, 2008 and will be included in interest expense on an effective interest rate basis during the period to maturity on August 20, 2010.

The Company did not make the payment of $29,011 due on the debenture on March 19, 2009 (note (22)).

On October 31, 2008, the Company issued a debenture and a warrant (note 8(f)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $522,200 debentures from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrants to purchase 372,999 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact of the reduction in the exercise price of the warrants from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants.   The impact of the reduction in the conversion price on the debentures from $1.05 per share to $0.20 per share has been included in the loss on embedded derivatives for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 18

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(f) On October 31, 2008, the Company received cash consideration of $1,500,000 in exchange for the issuance of a $1,666,500 non-interest bearing debenture maturing on October 31, 2010 and a warrant to purchase 6,249,375 shares of common stock of the Company at $0.20 per share.  The warrant expires on October 31, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $0.20 per share.  Commencing April 30, 2009, the Company is required to redeem $92,583 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $0.20 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

As a condition of the advance of funds by the lender, the Company was required to obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 by February 28, 2009.  The Company did not obtain that approval by February 28, 2009 (note (22)).

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $399,303 of the cash received by the Company was allocated to the debenture and $1,100,697 was allocated to the warrant and included in additional paid-in capital, based on their relative fair values at October 31, 2008.  The $399,303 allocated to the debenture was subsequently allocated to the embedded derivatives liability at October 31, 2008.  At December 31, 2008, the estimated value of the embedded derivatives was $2,767,756.  As a consequence, a loss on the embedded derivatives of $2,368,453 has been recognized for the year ended December 31, 2008.

The debentures are being accreted to the face value of $1,666,500 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $127,573 was charged to interest expense pursuant to this accretion.

The Company incurred $27,500 in costs in 2008 in connection with the issuance of the debenture.  Of this amount, $2,104 was included as a charge to interest expense for the year ended December 31, 2008 pursuant to the amortization of these charges.  The balance of $25,396 has been included in deferred charges at December 31, 2008 and will be included in interest expense on an effective interest rate basis during the period to maturity on October 31, 2010.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 19

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(g)  On October 31, 2007, the Company entered into an agreement with the Government of Canada whereby the Company would be advanced up to 75% of eligible costs to a maximum of $287,356 (C$350,000) pursuant to a business development program.  For the year ended December 31, 2008, the Company received $234,248 (C$241,102) pursuant to this agreement.  Under the terms of the agreement, the Company is obligated to make equal monthly repayments of $4,789 (C$5,833) over a five year period commencing on January 1, 2009.

On the date of receipt of the funds, the estimated fair value of the repayable contribution of $118,612 (C$120,034) has been allocated to the debt and the balance of $115,636 (C$121,068) has been recognized as a government contribution by a reduction of sales and marketing expenses for the year ended December 31, 2008.  The debt is being accreted to the face value of $234,248 (C$241,102) on an effective interest basis through a charge to interest expense over the period to maturity.  For the year ended December 31, 2008, $22,371 (C$22,927) was charged to interest expense.

In addition, the Company received non-repayable grants of $41,478 (C$44,551) from the Government of Canada pursuant to an employment development program.  These grants have been accounted for as a reduction of sales and marketing expenses for the year ended December 31, 2008.

(h)  On December 22, 2006, the Company received cash consideration of $86,333 (C$100,000) in exchange for the issuance of a 12% promissory note.  $84,475 (C$90,000) of the promissory note was due on the earlier of receipt of investment tax credits receivable by the Company or June 30, 2007.  The balance of the promissory note together with accrued interest was due on June 30, 2007.  On August 27, 2007, the lender agreed to extend the maturity date of the promissory note to December 31, 2007.  There was no accounting impact in 2007 of the extension of the maturity date of the promissory note.  On February 14, 2008, the Company repaid $99,980 (C$100,000) and accrued interest of $14,374 (C$14,377) to the lender.

As consideration for services rendered arranging the promissory note, the Company paid the lender a fee of $8,633 (C$10,000) in December 2006.  Of this amount, $Nil (2007 - $8,217) was included as a charge to interest expense for the year ended December 31, 2008.

In addition, the Company agreed to grant 14,286 shares of common stock of the Company to the lender.  In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $72,393 (C$83,853) of the cash consideration received by the Company was allocated to the promissory note and $13,940 was allocated to the shares of common stock based on their relative fair values at the date of issuance of the promissory note.  The promissory note was accreted to its face value through a periodic charge to interest expense over the period to June 30, 2007.  In 2008, $Nil (2007 - $13,571) was charged to interest expense pursuant to this accretion.

Accrued interest of $Nil (December 31, 2007 - $12,785) has been included in accrued liabilities at December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 20

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(i)  On September 28, 2007, the lender agreed to convert a $20,012 promissory note and accrued interest of $5,881 into 36,990 shares of common stock of the Company and a warrant to purchase 18,945 shares of common stock of the Company at $2.10 per share.  The warrant expires on December 31, 2010.  Under the original terms of conversion, the lender would have received 18,495 shares of common stock of the Company and a warrant to purchase 9,248 shares of common stock of the Company at $2.10 per share until December 31, 2010.  On September 28, 2007, the fair value of the additional 18,495 shares of common stock of the Company was $34,955.  On the same date, the fair value of the 9,248 additional warrants was $12,663 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.1%; expected volatility of 115%; and an expected life of 3.5 years.  As a consequence, the Company recognized a loss of $47,618 on the extinguishment of the promissory note.

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

(j)  On October 12, 2006, the Company received cash consideration of $20,000 in exchange for the issuance of a 10% demand promissory note. The promissory note and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

On March 16, 2007, the lender assigned the $20,000 promissory note to other parties and the other parties agreed to convert the promissory note into 28,572 shares of common stock of the Company and warrants to purchase 14,286 shares of common stock of the Company in accordance with the original conversion provisions.

(k)  During the period from January 1, 2007 to September 30, 2007, the Company received cash consideration of $111,000 from a lender in exchange for the issuance of 10% demand promissory notes.  The promissory notes and accrued interest were convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 21

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(k) (continued)

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

 (l) In June 2007, the Company received cash consideration of $100,000 and $150,000 in exchange for the issuance of 10% promissory notes maturing on June 21, 2009 and June 29, 2009, respectively.  The promissory notes and accrued interest were convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest was due and payable on a quarterly basis at the request of the lenders.  At the option of the Company, interest could be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lenders.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 22

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.   Long-term debt (continued):

(l)  (continued)

On September 28, 2007, the lenders agreed to convert the promissory notes and $3,740 of accrued interest into 278,835 shares of common stock of the Company.  On that date, the Company paid interest of $2,712 to the lenders.  As a consequence of the conversion, $212,456 was charged to interest expense pursuant to accretion on these promissory notes.

(m)  On July 5, 2007, the Company received cash consideration of $250,000 in exchange for the issuance of a 10% promissory note maturing on July 5, 2009.  The promissory note and accrued interest was convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest was due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest could be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest was due to the lender.

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

(n)  On September 5, 2007 and September 12, 2007, the Company received cash consideration of $125,000 and $200,000 in exchange for the issuance of 10% promissory notes maturing on November 30, 2007.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 23

Years ended December 31, 2008 and 2007

(In U.S. dollars)

8.  Long-term debt (continued):

 (o)  On April 2, 2007, the Company received cash consideration of $30,000 in exchange for the issuance of 10% promissory notes maturing on June 30, 2007.  In September 2007, the lenders agreed to convert the promissory notes together with accrued interest of $1,299 into 47,808 shares of common stock of the Company.

9.  Promissory notes payable to a related party:

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

The conversion feature of the promissory notes issued in 2007 was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $45,967.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount had been recorded as additional paid-in capital.  The promissory notes were accreted to their face value in 2007 through a charge to interest expense of $45,967.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 24

Years ended December 31, 2008 and 2007

(In U.S. dollars)

9.  Promissory notes payable to a related party (continued):

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

During the three months ended June 30, 2007, the Company received cash consideration of $12,741 in exchange for the issuance of a 10% demand promissory note.  The promissory note and accrued interest was convertible, at the lenders’ option, into shares of common stock of the Company at a price of $0.70 per share plus a warrant for the purchase of the number of shares equal to 50% of the number of shares received by the lender on conversion.  The warrant is exercisable at $2.10 per share and expires on December 31, 2010.

The conversion feature of the promissory note issued was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $9,369.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital in 2007.  The promissory note was accreted to its face value through a charge to interest expense in 2007.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 25

Years ended December 31, 2008 and 2007

(In U.S. dollars)

  10. Stockholders’ deficiency:

(a)  Common stock transactions:

During the year ended December 31, 2008, the Company issued 425,936 shares of common stock pursuant to the transactions described below:

(i)

On March 14, 2008, the Company entered into a consulting agreement to purchase investor communication and public relations services for a period of twelve months.  As consideration for these services, the Company issued 345,000 shares of common stock to the consultant.  The fair value of the 345,000 shares of common stock was estimated at $534,750 and is included in general and administrative expenses.

(ii)

On March 20, 2008, the Company issued 41,357 shares of common stock to a consultant for $50,000 of recruiting services.   $50,000 is included in sales and marketing expenses.

(iii)

On April 21, 2008, the Company issued 15,000 shares of common stock to a consultant for investment banking services.  On that date, the fair value of the 15,000 shares of common stock was estimated at $24,750.  The $24,750 has been included in general and administrative expenses.  On June 12, 2008, the Company issued 24,579 shares of common stock to the consultant for $40,000 of services in connection with the closing of a debenture on the same date.  On that date, the fair value of the 24,579 shares of common stock was estimated at $38,097 and included in deferred charges (note 8(c)).

During the year ended December 31, 2007, the Company issued 2,180,961 shares of common stock pursuant to the transactions described below:

(i)

On October 12, 2007, the Company issued 1,151,972 shares of common stock on the conversion of promissory notes and accrued interest (notes 8(i), 8(k), 8(l), 8(m) and 9).

(ii)

On September 5, 2007, the Company issued 73,319 shares of common stock to a consultant as payment for $48,000 of services provided to the Company (note 10(b)(xix)).

(iii)

In September 2007, the Company issued 47,808 shares of common stock on the conversion of $31,299 of promissory notes and accrued interest (note 8(o)).

(iv)

During the three months ended September 30, 2007, the Company issued 417,857 shares of common stock pursuant to the terms of promissory notes (notes 8(a), 8(l), 8(m) and 8(n)).

(v)

On August 8, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of twelve months.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant (note 10(b)(xii)).

(vi)

On July 25, 2007, the Company issued 71,429 of common stock pursuant to the terms of a consulting agreement (note 10(b)(xi)).

(vii)

On July 13, 2007, the Company issued 42,858 shares of common stock to a consultant as payment for services (note 10(b)(xviii).

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 26

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(a)  Common stock transactions (continued):

(viii)

On April 13, 2007, the Company issued 17,858 shares of common stock to an investment banker to provide financing services to the Company.  The fair value of the 17,858 shares of common stock was estimated at $21,250 on the date the shares were issued was included in general and administrative expense for the three months ended June 30, 2007.

(ix)

In April 2007, the Company issued 36,429 shares of common stock pursuant to a fee agreement with a financial advisor to provide financing services.  The fair value of the 36,429 shares of common stock was estimated at $42,375 on the dates that the fees were earned and was included in general and administrative expense for the three months ended June 30, 2007.

(x)

On March 16, 2007, the Company issued 28,572 shares of common stock and warrants to purchase 14,286 shares of common stock of the Company on the conversion of a $20,000 promissory note (note 8(j)).  The warrants are exercisable at $2.10 per share and expire on December 31, 2010.

(xi)

On February 9, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 107,143 shares of common stock to the consultant (note 10(b)(xvii)).

(xii)

On January 11, 2007, the Company issued 14,286 shares of common stock pursuant to the terms of a promissory (note 8(h)).

(xiii)

On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant (note 10(b)(xvi)).

(b)  Warrants and common stock pursuant to consulting and other agreements:

(i)  In addition to the shares issued in connection with the March 14, 2008 consulting agreement disclosed in note 10(a), the Company issued a fully vested warrant to the consultant to purchase 655,000 shares of common stock at $0.01 per share until March 15, 2012.  The fair value of the warrant was calculated as $1,009,861 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.01%; expected volatility of 121%, and an expected life of 4 years.  $1,009,861 was included in general and administrative expense for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 27

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(b)  Warrants and common stock pursuant to consulting and other agreements:

(ii)   Effective January 22, 2008, the Company entered into an agreement with a consultant to purchase investor relations services until July 31, 2008 for a fee of $7,000 per month.  On March 19, 2008, the Company granted a warrant to the consultant to purchase 200,000 shares of common stock at $1.00 per share.  The warrant vests in equal amounts of 50,000 shares of common stock on June 15, 2008, September 15, 2008, December 15, 2008 and March 15, 2009.  The warrant expires on March 15, 2012.The fair value of the 50,000 warrants that vested on June 15, 2008 was calculated as $68,950 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.48%; expected volatility of 165%, and an expected life of 3.75 years.  This amount was included in general and administrative expenses for the year ended December 31, 2008.

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

On June 25, 2008, the Company cancelled the consulting agreement and the warrant was forfeited.  Therefore, no expense has been recorded in 2008 with respect to this warrant.

(iv) On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period except that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.  The fair value of the warrant was calculated as $272,569 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.24%; expected volatility of 125%, and an expected life of 2.7 years.  Of this amount, $125,083, has been included in sales and marketing expenses for the year ended December 31, 2008.

(v) On December 29, 2008, the Company entered into a consulting agreement to purchase investor relations services until February 28, 2009.  As consideration for these services, the Company paid $10,000 on signing of the agreement and agreed to issue 50,000 shares of common stock of the Company.  On December 29, 2008, the fair value of the 50,000 shares of common stock of the Company was estimated at $11,000 and included in common stock to be issued for services at December 31, 2008.  As the cash fee and 50,000 shares of common stock of the Company were considered earned on signing of the agreement, $21,000 has been included in general and administrative expense for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 28

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(b)  Warrants and common stock pursuant to consulting and other agreements:

(vi)  On December 27, 2007, the Company entered into a consulting agreement to purchase general advisory services until June 30, 2009.  As consideration for these services, the Company issued a warrant to purchase 214,286 shares of common stock of the Company at $1.40 per share.  The warrant vests as follows: 35,715 shares of common stock on each of March 31, 2008 and June 30, 2008 and 35,714 shares of common stock at the end of each calendar quarter thereafter commencing on September 30, 2008 and ending on June 30, 2009. The warrant expires on December 27, 2011.  The fair value of the warrant was calculated as $110,477 on the date of grant using the black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.44%; expected volatility of 119%, and an expected life of 4 years.  Of this amount, $802 was expensed in 2007. The fair value of the 35,715 warrants that vested on March 31, 2008 was calculated as $63,180 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.04%; expected volatility of 124%, and an expected life of 3.75 years.  Of this amount, $62,378 was included in sales and marketing expenses for the year ended December 31, 2008.  On May 31, 2008, the Company terminated the consulting agreement and the remaining warrants were forfeited.

(vii)   On December 31, 2007, the Company issued a warrant to purchase 1,429 shares of common stock of the Company to a consultant.  The warrant is exercisable at $2.10 per share and expires on December 31, 2011.   The fair value of the warrant was calculated as $1,460 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.26%; expected volatility of 119%, and an expected life of 4 years.  The $1,460 was included in sales and marketing expense in 2007.

(viii) On November 27, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer.  As consideration for these services, the Company issued a warrant to purchase 428,572 shares of common stock of the Company at $2.10 per share.  The warrant expires on October 31, 2011 and vests as follows: 142,858 on March 31, 2008, 142,857 on September 30, 2008 and 142,857 on March 31, 2009.  The fair value of the warrant was calculated as $285,473 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.05%; expected volatility of 121%, and an expected life of 2.4 years.  Of this amount, $19,809 was included in research and development expense in 2007.  For the year ended December 31, 2008, $170,506 was included in research and development expense.   On October 18, 2008, the agreement was cancelled and the 142,857 warrants vesting on March 31, 2009 were forfeited.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 29

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(b)  Warrants and common stock pursuant to consulting and other agreements:

(ix)   On October 4, 2007, the Company issued a warrant to the Chief Financial Officer to purchase 285,715 shares of common stock of the Company at $2.10 per share.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $243,205 (2007 - $58,476) has been included in general and administrative expense for the year ended December 31, 2008.

(x)   On October 4, 2007, the Company issued a fully vested warrant to purchase 14,286 shares of common stock of the Company at $2.10 per share to a director.  The warrant expires on September 30, 2011.  The fair value of the warrant was calculated as $18,554 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  $18,554 was included in general and administrative expense in 2007.

(xi)   On June 28, 2007, the Company entered into an agreement with a consultant, who was subsequently appointed President and Chief Executive Officer of the Company, to provide corporate finance services to the Company until June 30, 2009.  As consideration for these services, the Company agreed to pay the consultant $7,500 for the month of June 2007 and $7,500 per month commencing when the Company had raised $500,000 in financing.  Once the Company had raised $2,100,000 in financing, the fee to the consultant would increase to $15,000 per month.  In July 2007, the Company raised $500,000 and by September 2007, the Company raised $2,100,000 in financing.  In October 2007, the fee to the consultant was increased to $20,000 per month.

In addition, the Company agreed to issue 71,429 shares of common stock to the consultant and a warrant to purchase 214,286 shares of common stock at $0.70 per share until June 28, 2011.  The fair value of the 71,429 shares of common stock was estimated at $65,000 on the date of the agreement and is included in general and administrative expense.  The fair value of the warrant was calculated as $157,501 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 5.02%; expected volatility of 116%, and an expected life of 4 years.  The fair value of the warrant was included in general and administrative expense in 2007.

Pursuant to the terms of the consulting agreement described above, the Company agreed to reduce the exercise price on 424,742 Class C warrants from $2.10 per share to $0.70 per share once the Company had raised $500,000 in financing.  On July 5, 2007, the Company reduced the exercise price on the 424,742 Class C warrants from $2.10 per share to $0.70 per share.  As a consequence, the Company recognized a loss of $65,306 in 2007 on the reduction of the price of the Class C warrants from $2.10 per share to $0.70 per share.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 30

Years ended December 31, 2008 and 2007

(In U.S. dollars)

__________________________________________________________________________________________________________________

10.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

(xi) (continued)

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

The fair value of the warrant was calculated as $50,316 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.74%; expected volatility of 115%, and an expected life of 2 years.  The fair value of $50,316 was included in general and administrative expense in 2007.

On October 24, 2007, the Company cancelled the 107,143 stock options described above.  On the same date, the President and Chief Executive Officer was issued a fully vested warrant to purchase 107,143 shares of common stock of the Company at $1.40.  The warrant expires on October 31, 2011.  On the date of issue of the warrant to purchase 107,143 shares of common stock of the Company, the unrecognized compensation cost related to the 107,143 stock options that had not fully vested was $54,095.  As a consequence, the Company has included a charge of $54,095 in general and administrative expense in 2007.

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the President and Chief Executive Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $301,681 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  Of this amount, $243,205 (2007 - $58,476) has been included in general and administrative expense for the year ended December 31, 2008.

(xii)  On August 8, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until August 7, 2008.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $90,000 on August 8, 2007.  Of the total estimated fair value, $54,246 (2007 - $35,754) has been included in general and administrative expense for the year ended December 31, 2008.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 31

Years ended December 31, 2008 and 2007

(In U.S. dollars)

__________________________________________________________________________________________________________________

10.

Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

(xiii)   On August 1, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Chief Technical Officer until July 31, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a fully vested warrant to purchase 142,858 shares of common stock of the Company at $1.75 per share.  The warrant expires on July 31, 2011.  The fair value of the warrant was calculated as $80,556 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.56%; expected volatility of 114%, and an expected life of 2 years.  The fair value of $80,556 was included in research and development expense in 2007.  In October 2007, the fee to the consultant was increased to $15,000 per month.

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Technical Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $371,071 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  On November 12, 2007, the Chief Technical Officer resigned and forfeited the warrant for 285,715 shares.  As a consequence, no expense was recorded in 2007 with respect to this warrant.

On October 24, 2007, the Company issued a warrant to purchase 357,143 shares of common stock of the Company at $2.10 per share to the Chief Technical Officer.  The warrant expires on October 31, 2011 and vests as follows: 128,572 on March 31, 2008, 114,286 on September 30, 2008 and 114,285 on March 31, 2009.  The fair value of the warrant was calculated as $486,518 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.87%; expected volatility of 122%, and an expected life of 2.5 years.  On November 12, 2007, the Chief Technical Officer resigned and forfeited the warrant for 357,143 shares.  As a consequence, no expense was recorded in 2007 with respect to this warrant.

(xiv)  On August 14, 2007, the Company entered into an agreement with a consultant to provide services consistent with that of Executive Vice President Sales until August 15, 2008.  As consideration for these services, the Company agreed to pay the consultant $10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 142,858 shares of common stock of the Company at $1.75 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.  The fair value of the warrant was calculated as $83,096 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.17%; expected volatility of 124%, and an expected life of 2.5 years.  In October 2007, the fee to the consultant was increased to $15,000 per month.  On December 11, 2007, the Executive Vice President Sales resigned and forfeited the warrant for 142,858 shares.  As a consequence, no expense was recorded in 2007 with respect to this warrant.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 32

Years ended December 31, 2008 and 2007

(In U.S. dollars)

__________________________________________________________________________________________________________________

10.  Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

 (xiv) (continued)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Executive Vice President Sales.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $371,071 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  On December 11, 2007, the Executive Vice President resigned and forfeited the warrant for 285,715 shares.  As a consequence, no expense was recorded in 2007 with respect to this warrant.

On October 24, 2007, the Company issued a warrant to purchase 357,143 shares of common stock of the Company at $2.10 per share to the Executive Vice President Sales.  The warrant expires on October 31, 2011 and vests as follows: 128,572 on March 31, 2008, 114,286 on September 30, 2008 and 114,285 on March 31, 2009.  The fair value of the warrant was calculated as $486,518 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 3.87%; expected volatility of 122%, and an expected life of 2.5 years.  On December 11, 2007, the Executive Vice President resigned and forfeited the warrant for 357,143 shares.  As a consequence, no expense was recorded in 2007 with respect to this warrant.

(xv) On August 15, 2007, the Company entered into an agreement with a consultant in Canada to provide services consistent with that of Chief Marketing Officer until August 15, 2008.  As consideration for these services, the Company agreed to pay the consultant C$10,000 per month.  In addition, the Company agreed to issue a warrant to purchase 142,858 shares of common stock of the Company at $1.75 per share.  The warrant vests on July 31, 2008 and expires on August 15, 2011.  The fair value of the warrant was calculated as $83,169 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.29%; expected volatility of 124%, and an expected life of 2.5 years.  Of this amount, $10,482 was included in sales and marketing expense for the three months ended September 30, 2007 and $15,038 was included in sales and marketing expense for the period from October 1, 2007 to December 5, 2007.  In October 2007, the fee to the consultant was increased to C$15,000 per month.  On December 5, 2007, the Chief Marketing Officer resigned and forfeited the warrant for 142,858 shares.  As a consequence, the $25,520 included in sales and marketing expense in 2007 with respect to this warrant was reversed.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 33

Years ended December 31, 2008 and 2007

(In U.S. dollars)

__________________________________________________________________________________________________________________

10.  Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

(xv)  (continued)

On October 4, 2007, the Company issued a warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share to the Chief Marketing Officer.  The warrant expires on September 30, 2011 and vests as follows: 100,000 on December 31, 2007, 92,858 on June 30, 2008 and 92,857 on December 31, 2008.  The fair value of the warrant was calculated as $371,071 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.02%; expected volatility of 124%, and an expected life of 2.4 years.  On December 5, 2007, the Chief Marketing Officer resigned and forfeited the warrant for 285,715 shares.  As a consequence, no expense was recorded in 2007 with respect to this warrant.

(xvi)  On January 10, 2007, the Company entered into a consulting agreement to purchase investor relations and public relations services until December 31, 2007.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant.  The fair value of the 85,715 shares of common stock was estimated at $120,000 on January 10, 2007.  $120,000 was included in general and administrative expenses for the year ended December 31, 2007.

(xvii) On February 9, 2007, the Company entered into a consulting agreement to purchase investor communication and relations services for a period of six months.  As consideration for these services, the Company issued 107,143 shares of common stock to the consultant.  If the Company had not cancelled the agreement prior to April 8, 2007, the Company had also agreed to issue 64,286 shares of common stock to the consultant on April 8, 2007 and 42,857 shares of common stock to the consultant on June 9, 2007.

On April 2, 2007, the Company cancelled the agreement.  The fair value of the 107,143 shares of common stock issued to the consultant was estimated at $127,500 on February 9, 2007 and included in general and administrative expenses for the year ended December 31, 2007.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 34

Years ended December 31, 2008 and 2007

(In U.S. dollars)

__________________________________________________________________________________________________________________

10.

 Stockholders’ deficiency (continued):

 (b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

(xviii) On December 12, 2006, the Company entered into a service agreement to purchase investor relations and communications services for a twelve month period.  As compensation for these services, the Company agreed to issue a warrant for the purchase of 22,143 shares of common stock of the Company at $2.10 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company could elect to make the monthly payments in cash and shares of common stock calculated at a price of $1.05 per share provided that the cash component of each monthly payment is at least $5,000.

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

In January 2007, the consultant agreed to modify the payment terms of the agreement to allow the Company to make monthly payments of $10,000 entirely in shares of common stock for a five month period commencing on January 12, 2007.  For the period from January 12 to April 12, 2007, the Company was obligated to issue 38,096 shares of common stock pursuant to this modification.  The estimated fair value of the common stock was $52,999 which was recorded in general and administrative expense in 2007.  In July 2007, the service agreement was cancelled and the service provider agreed to forfeit any fees for services subsequent to April 12, 2007.

On July 13, 2007, the Company issued 42,858 shares of common stock for $59,666 to the consultant pursuant to this service agreement.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 35

Years ended December 31, 2008 and 2007

(In U.S. dollars)

__________________________________________________________________________________________________________________

10.

 Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

(xix)  On August 14, 2006, the Company entered into a consulting agreement to purchase investor relations services for the period to July 31, 2007.  As consideration for these services, the Company issued 214,286 shares of common stock of the Company and made a cash payment of $3,500 upon signing of the agreement.  In addition, the Company agreed to make additional cash payments of $72,000 over the term of the agreement.  Under anti-dilution provisions in the agreement, the Company agreed to issue additional shares of common stock to the consultant for a period of thirty-six months after termination of the agreement.  Under these anti-dilution provisions, the total number of shares of common stock issued to the consultant will total 4.99% of the issued and outstanding shares of the Company.

The fair value of the 214,286 shares of common stock was estimated at $300,000 on the date the shares were issued.  At December 31, 2006, the Company was obligated to issue an additional 6,031 shares of common stock pursuant to the anti-dilution provisions.  The fair value of these 6,031 additional shares was estimated at $8,443 and was included in common stock to be issued for services and other obligations at December 31, 2006.  On May 24, 2007, the consultant agreed to cancel the consulting agreement and forfeit any shares owing under the anti-dilution provisions.  On that date, the Company was obligated to issue an additional 22,513 shares of common stock pursuant to the anti-dilution provisions with an estimated fair value of $28,978.  Of the total estimated fair value of $328,979 at May 24, 2007, $122,146 was included in general and administrative expenses for the year ended December 31, 2006 and $206,833 was included in general and administrative expenses for the year ended December 31, 2007.  In addition, the consultant agreed to terminate the cash payments at May 31, 2007.  On that date, the Company was obligated to pay $48,000 to the consultant for unpaid fees from October 1, 2006 to May 31, 2007.  The Company agreed to pay these fees to the consultant on the earliest of December 31, 2007 or within five days of the Company raising $1.5 million in financing.  On September 5, 2007, the Company issued 73,319 shares of common stock as payment for the obligation of $48,000.

(c)   Warrants pursuant to other obligations:

(i)    On September 10, 2007, three employees of the Company agreed to release the Company from an obligation to pay approximately $201,681 of unpaid salary, bonuses, commissions and vacation pay in exchange for a cash payment of $22,500 and the issuance of a warrant to purchase 42,858 shares of common stock of the Company at $1.05 per share to each of the three employees.  The warrant expires on September 10, 2011.  On the date of issue, the fair value of the warrants was calculated as $85,066 using the Black Scholes option pricing model with the   following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  For the three months ended September 30, 2007, $85,066 was included in general and administrative expense with respect to the issuance of the warrants.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 36

Years ended December 31, 2008 and 2007

(In U.S. dollars)

_________________________________________________________________________________________________________________

10.

 Stockholders’ deficiency (continued):

(c)   Warrants pursuant to other obligations (continued):

(ii) On September 10, 2007, the Company cancelled 71,429 fully vested stock options with an exercise price of $3.57 per share and 35,715 stock options that had not fully vested with an exercise price of $1.75 per share held by a director of the Company.  On the same date, the director was issued a fully vested warrant to purchase 71,429 shares of common stock of the Company at $3.57 per share and a fully vested warrant to purchase 35,715 shares of common stock of the Company at $1.75 per share.  Each of the warrants expire on September 10, 2011.  On the date of issue, the fair value of the warrant to purchase 71,429 shares of common stock of the Company was calculated as $47,405 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  On the same date, the fair value of the 71,429 fully vested stock options was $43,721 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 4.13%; expected volatility of 120%, and an expected life of 4 years.  As a consequence, the Company included a charge of $3,684 to general and administrative expense for the three months ended September 30, 2007.  On the date of issue of the warrant to purchase 35,715 shares of common stock of the Company, the unrecognized compensation cost related to the 35,715 stock options that had not fully vested was $22,896.  As a consequence, the Company included a charge of $22,896 to general and administrative expense in 2007.

(d)  Stock option plans:

Under the Company’s 2004 Share Option Plan (the “2004 Plan”), up to 714,286 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At December 31, 2008, there were 649,470 additional shares available for grant under the 2004 Plan.

On November 14, 2008, the Board of Directors of the Company approved the Blink Logic 2008 Incentive Stock Plan (the “2008 Plan”).  Under the 2008 Plan, up to 4,500,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At December 31, 2008, there were 2,960,000 shares available for grant under the 2008 Plan.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 37

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(d)  Stock option plans (continued):

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

During the year ended December 31, 2008, 17,143 options were granted to an officer under the 2004 Plan.  On December 18, 2008, 1,540,000 options were granted to employees under the 2008 Plan.  During the year ended December 31, 2007, there were 107,143 stock options granted to officers and directors and 301,439 stock options granted to employees under the 2004 Plan.

The per share weighted-average fair value of the stock options granted to employees during the years ended December 31, 2008 and 2007 calculated using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	2008 (2004 Plan)	2008 (2008 Plan)	2007 (2004 Plan)
Options granted	17,143	1,540,000	408,582
Expected volatility	169%	182%	122%
Expected dividends	Nil	Nil	Nil
Expected term (years)	3.5	3.25	4.0
Risk-free rate	2.83	0.96%	4.08%
Per share weighted average grant date fair value	$0.90	$0.34	$1.68

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 38

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(d)

Stock option plans (continued):

A summary of amounts recognized in the consolidated financial statements with respect to the 2004 Plan and the 2008 Plan are as follows:

	2008	2007
Amounts charged (recovered) against income, before income tax benefit	$ (844)	$ 98,573
Amount of related income tax benefit recognized in income	Nil	Nil

A summary of share option activity under the 2008 Plan as of December 31, 2008 and the change during the year then ended is presented below:

	2008
	Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Options outstanding, January 1, 2008	Nil	-	-	-
Granted	1,540,000	$ 0.38	5.0	-
Options outstanding, December 31, 2008	1,540,000	$ 0.38	5.0	$146,300
Options exercisable, December 31, 2008	Nil	-	-	-

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 39

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(d)

Stock option plans (continued):

A summary of share option activity under the 2004 Plan as of December 31, 2008 and 2007 and changes during the years then ended is presented below:

	2008
	Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Options outstanding, January 1, 2008	606,817	$ 1.96	4.4	$52,359
Granted	17,143	$ 0.99	4.6	-
Forfeited	(323,650)	$ 1.77	-	-
Cancelled	(21,430)	$ 1.40	-	-
Expired	(214,064)	$ 2.36	-	-
Options outstanding, December 31, 2008	64,816	$ 1.71	3.4	-
Options exercisable, December 31, 2008	53,387	$ 1.70	3.2	-

	2007
	Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Options outstanding, January 1, 2007	537,877	$ 2.52	4.4	$49,941
Granted	408,582	$ 1.66	3.9	-
Forfeited	(125,001)	$ 2.93	-	-
Cancelled	(214,641)	$ 2.18	-	-
Options outstanding, December 31, 2007	606,817	$ 1.96	4.4	$52,359
Options exercisable, December 31, 2007	216,023	$ 2.38	2.6	$44,929

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 40

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.

 Stockholders’ deficiency (continued):

(d)

Stock option plans (continued):

The following table summarizes information about stock options outstanding at December 31, 2008 under the 2008 Plan:

Exercise Price	Number outstanding at 12/31/08	Weighted average remaining contractual term	Number exercisable at 12/31/08
$ 0.38	1,540,000	5.0 years	–

The following table summarizes information about stock options outstanding at December 31, 2008 under the 2004 Plan:

Exercise Price	Number outstanding at 12/31/08	Weighted average remaining contractual term	Number exercisable at 12/31/08
$ 0.86	17,143	4.6 years	17,143
1.75	35,715	3.1 years	24,286
2.80	11,958	2.6 years	11,958
Total	64,816	3.4 years	53,387

At December 31, 2008, there was $428,875 (2007 - $362,215) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized in expense over a weighted average period of approximately 1.2 years.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 41

Years ended December 31, 2008 and 2007

(In U.S. dollars)

11.

 Research and development:

	2008	2007

Research and development expenses	$1,069,128	$763,012
Less: investment tax credits	(20,583)	(53,265)

	$1,048,545	$709,747

12. Income taxes:

Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities as reported for financial reporting purposes and such amounts as measured by tax laws.  The tax effects of temporary differences that gave rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

	2008	2007

Deferred tax asset:
Net operating loss carry forwards	$5,796,500	$2,595,200
Investment tax credit carry forwards	317,500	369,400
Unclaimed scientific research and experimental
development	341,600	477,500
Property and equipment and other	64,700	50,000
Total gross deferred tax asset	6,520,300	3,492,100

Valuation allowance	(6,520,300)	(3,492,100)

Net deferred taxes	$ –	$ –

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 42

Years ended December 31, 2008 and 2007

(In U.S. dollars)

12.  Income taxes (continued):

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate to the net loss as a result of the following:

	2008	2007
Expected tax rate	40%	34%
Expected tax recovery	$(7,872,700)	$(1,898,600)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	3,028,200	1,524,600
Change in enacted tax rates and foreign exchange	666,300	(95,100)
Compensation expense	301,100	227,100
Investment tax credits carry forwards	58,100	(147,200)
Loss on embedded derivatives	3,726,000	289,000
Difference between U.S. and Canadian tax rates	77,600	86,600
Other	15,400	13,600
	$ -	$ -

The Company has net operating loss carry forwards available to be applied against Canadian taxable income and which expire as follows:

2009	308,400
2010	382,100
2014	389,300
2015	680,800
2026	457,500
2027	667,400
2028	1,644,800

$4,530,300

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 43

Years ended December 31, 2008 and 2007

(In U.S. dollars)

 12. Income taxes (continued):

The Company has net operating loss carry forwards which are significantly restricted and are not considered to be available to be applied against U.S. taxable income.  The Company has other losses which can be applied against U.S. taxable income and which expire as follows:

2023	$ 26,600
2024	86,300
2025	644,100
2026	567,200
2027	2,438,500
2028	8,506,000
$ 12,268,700

13.

 Net loss per share:

As the Company incurred a net loss during the years ended December 31, 2008 and 2007, the loss and diluted loss per common share for those periods is based on the weighted average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

Number of shares issued upon:	2008	2007

Exercise of options to purchase common stock	1,604,816	606,817
Conversion of promissory notes	39,794,990	4,045,181
Exercise of Series A warrants	28,572	28,572
Exercise of Series C warrants	424,742	424,742
Exercise of Series D warrants	240,526	240,526
Exercise of Series E warrants	214,286	214,286
Exercise of Series F warrants	142,858	142,858
Exercise of Series G warrants	128,574	128,574
Exercise of Series H warrants	71,429	71,429
Exercise of Series I warrants	35,715	35,715
Exercise of Series J warrants	179,229	179,229
Exercise of Series K warrants	319,425	319,425
Exercise of Series L warrants	142,858	142,858
Exercise of Series M warrants	571,430	571,430
Exercise of Series N warrants	14,286	14,286
Exercise of Series O warrants	285,715	428,572
Exercise of Series P warrants	107,143	107,143
Exercise of Series Q warrants	35,715	214,286
Exercise of Series R warrants	1,429	1,429
Exercise of warrants pursuant to financing agreements	10,719,875	2,907,145
Exercise of other warrants	1,062,143	-

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 44

Years ended December 31, 2008 and 2007

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from the date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recognized as of December 31, 2008 and 2007.

(b)

Commitments:

Operating leases:

The Company has entered into an operating lease agreement for office space in the U.S. that expires on August 31, 2009.  The Company has entered into two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs for all leases, are approximately as follows: 2009 - $272,604 and 2010 - $87,556.  In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs of $71,085 in 2009 and $65,162 in 2010.

Rent expense for operating leases for the years ended December 31, 2008 and 2007 was $195,926 and $113,091, respectively.

Other:

On March 14, 2008, the Company entered into an agreement to purchase investor relations services until March 14, 2009 for a fee of $6,000 per month.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 45

Years ended December 31, 2008 and 2007

(In U.S. dollars)

15.

 Fair value measurement:

The fair value of the Company’s financial liabilities at December 31, 2008 is as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$12,515,473	$ -	$12,515,473

Valuation Methodology:

In determining the fair value of the embedded derivatives liability, the Company uses a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  Since the Company uses observable inputs in its valuation of its embedded derivatives liability, it is considered Level 2.

The fair value of the long-term debt is $6,580,655. In determining the fair value of the long-term debt, the Company uses a discounted cash flow method to estimate the fair value. In determining the estimated discount rate, the Company has considered the credit worthiness of the Company and discount rates based on similar debt instruments.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other account payable approximate fair value due to the short term maturity of these instruments.

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

	2008	2007

United States	$112,951	$286,293
Canada	7,582	50,620
Europe	33,210	72,978

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 46

Years ended December 31, 2008 and 2007

(In U.S. dollars)

16.

 Segment reporting (continued):

The Company’s assets are located as follows:

	2008	2007

United States	$1,074,775	$2,121,077
Canada	78,866	450,373

17.  Related party transactions:

The Company has issued $7,403,000 of debentures to the same lenders.  These debentures are convertible, at the lender’s option, into 37,015,000 shares of common stock of the Company at $0.20 per share.  In addition, these lenders have been granted warrants to purchase 10,346,876 shares of common stock of the Company at $0.20 per share expiring at various dates to October 31, 2013.  As a consequence, these lenders can exercise significant influence over the operations of the Company.

The former Chief Technical Officer of the Company is the President and minority owner of a company that provided software development services to the Company in 2008.  During the year ended December 31, 2008, this company charged $357,482 for these services.  Of this amount, $120,576 was included in accounts payable at December 31, 2008.

18.  Loss on impairment of fixed assets:

In April 2008, the Company decided to close an office in Ottawa, Canada.  As a consequence of this decision, an impairment loss of $15,957 has been recognized on fixed assets for the year ended December 31, 2008.

19.

 Statement of cash flows:

Change in non-cash operating working capital:

	2008	2007

Accounts receivable	$ 40,273	$ (5,689)
Investment tax credits receivable	182,455	(79,178)
Contracts in process	(19,293)
Prepaid expenses	(107,454)	(29,228)
Accounts payable	170,138	138,561
Accrued liabilities	(92,275)	(105,559)
Deferred revenue	14,273	969

	$ 188,117	$ (80,124)

 BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 47

Years ended December 31, 2008 and 2007

(In U.S. dollars)

20.  Economic dependence:

For the year ended December 31, 2008, four customers account for 66% of revenue (2007 - four customers account for 66% of revenue).

21.  Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in 2008.

22.  Subsequent events:

(i)

On January 7, 2009, the Company received $15,901 (C$19,035) from the Government of Canada pursuant to a business development program.

(ii)

On January 12, 2009, the Company did not make a payment of $26,141 due on a debenture (note 8(c)).  On January 16, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that monthly payments of $26,141 were due on January 28, 2009 and the 12th day of each month thereafter.  In addition, the lender agreed to waive their rights to demand payment of the debenture and waived any penalties and interest due as a result of the payment that was not made by the Company on January 12, 2009.

(iii)

On January 28, 2009, February 28, 2009 and March 28, 2009, the Company did not make payments of $452,222 and $67,894 due on its debentures for $4,070,000 and $1,222,100 (notes 8(a) and 8(d)).  On January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009, the Company did not make payments of $26,141 due on a debenture for $444,400 (note 8(c)).  On March 19, 2009, the Company did not make the payment of $29,011 due on debentures for $522,200 (note 8(e)).  As a condition of the advance of $1,500,000 by a lender pursuant to a debenture for $1,666,500, the Company was required to obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 by February 28, 2009 (note 8(f)).  The Company did not obtain that approval by February 28, 2009.

As a consequence, the Company is in default under the terms of these debentures.  On April 13, 2009, the Company received waivers of these defaults (note 22(xvi)).

(iv)

On January 30, 2009, the Company cancelled a vested warrant to purchase 71,429 shares of common stock of the Company at $3.57 per share until September 10, 2011, a vested warrant to purchase 35,715 shares of common stock of the Company at $1.75 per share until September 10, 2011 and a vested warrant to purchase 14,286 shares of common stock of the Company at $2.10 per share until September 30, 2011 which were held by a corporation controlled by a Director of the Company.  Upon cancellation of the warrants, the Company granted a vested warrant to the corporation controlled by the Director to purchase 121,430 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the corporation controlled by the Director to purchase an additional 1,312,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 48

Years ended December 31, 2008 and 2007

(In U.S. dollars)

22. Subsequent events (continued):

(v)

On January 30, 2009, the Company cancelled a vested warrant to purchase 214,286 shares of common stock of the Company at $0.70 per share until June 28, 2011, a vested warrant to purchase 142,858 shares of common stock of the Company at $1.40 per share until July 25, 2011 and a vested warrant to purchase 107,143 shares of common stock of the Company at $1.40 per share until October 31, 2011 which were held by the President and Chief Executive Officer of the Company.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 held by a trust (“Trust”) related to the President and Chief Executive Officer of the Company.  Upon cancellation of the warrants, the Company issued 750,002 shares of common stock to the Trust.  In addition, the Company issued 177,855 shares of common stock of the Company to the Trust and granted a vested warrant to the Trust to purchase an additional 1,110,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.

(vi)

On January 30, 2009, the Company cancelled 17,143 stock options with an exercise price of C$1.05 per share and 35,715 stock options with an exercise price of $1.75 per share which were issued to the Chief Financial Officer of the Company under the 2004 Share Option Plan.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 which was held by our Chief Financial Officer.  Upon cancellation of the stock options and the warrant, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase 338,573 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase an additional 556,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.

(vii)

On February 2, 2009, the Company granted 100,000 stock options to employees of the Company to purchase shares of restricted common stock at $0.25 per share.  The stock options vest on various dates until January 31, 2012 and expire on various dates up to March 31, 2013.

(viii)

On February 2, 2009, the Company granted a vested warrant to a supplier to purchase 31,115 shares of common stock of the Company at $0.25 per share until April 30, 2012.

(ix)

On February 2, 2009, the Company granted a warrant to a supplier to purchase 100,000 shares of common stock of the Company at $0.449 per share.  50,000 of the warrants vest on February 28, 2009 and 50,000 of the warrants vest on May 31, 2009.  The warrant expires on November 30, 2012.

(x)

On February 2, 2009, the Company issued 38,797 shares of common stock of the Company as payment for services provided to the Company.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 49

Years ended December 31, 2008 and 2007

(In U.S. dollars)

22. Subsequent events (continued):

(xi)

On February 2, 2009, the Company cancelled a warrant issued to an employee of the Company to purchase 357,143 shares of common stock of the Company at $1.33 per share until January 31, 2012.

(xii)

On February 2, 2009, the Company granted warrants to employees of the Company to purchase 1,320,000 shares of common stock of the Company at $0.20 per share.  Of these warrants, 330,000 vest on June 30, 2009 and the balance vest at the rate of 55,000 per month for eighteen months commencing on July 31, 2009.

(xiii)

On February 2, 2009, the Company approved the issuance of 400,000 shares of common stock of the Company to employees of the Company.  Of these shares, 200,000 vest on March 31, 2009 and 200,000 vest on June 30, 2009.

(xiv)

On March 23, 2009, the Company issued $560,000 of 10% Secured Promissory Notes (“Notes”) due on June 30, 2009.  The Notes bear interest at the rate of 10% per annum and are convertible into shares of common stock of the Company at $0.19 per share.  As consideration for the waiver of anti-dilution provisions on $7,403,000 of debentures and 10,346,876 warrants that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holders, the 10,346,876 warrants for 10,346,876 shares of common stock of the Company.

(xv)

On March 19, 2009, the Company did not make a payment of $29,011 due on $522,200 of its debentures.  On March 24, 2009, the Company and the holders of the debentures entered into an agreement to amend the debentures so that monthly payments of $47,472 were due on October 19, 2009 and the 19th day of each month thereafter.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment that was not made by the Company on March 19, 2009.  As consideration for the modification of the payment terms and waiver of anti-dilution provisions that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange 372,999 warrants held by the lenders for 372,999 shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the 372,999 warrants.

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 50

Years ended December 31, 2008 and 2007

(In U.S. dollars)

22. Subsequent events (continued):

(xvi)

On January 28, 2009, February 28, 2009 and March 28, 2009, the Company did not make payments of $452,222 and $67,894 due on its debentures for $4,070,000 and $1,222,100.  On April 13, 2009, the Company and the holders of the debentures entered into an agreement to amend the debentures so that monthly payments of $1,017,500 and $87,293, respectively, are due on June 28, 2009 and the 28th day of each month thereafter.  On January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009, the Company did not make payments of $26,141 due on a debenture for $444,400.  On April 13, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that monthly payments of $34,183 are due on June 12, 2009 and the 12th day of each month thereafter.   As a condition of the advance of $1,500,000 by a lender pursuant to a debenture for $1,666,500, the Company was required to obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 by February 28, 2009.  On April 13, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that the Company is required to obtain the shareholder approval by August 31, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments described above that were not made by the Company.

(xvii)

On April 13, 2009, the Company and the holder of a debenture for $1,666,500 entered into an agreement to amend the debenture so that monthly payments of $98,029 are due on June 30, 2009 and the last calendar day of each month thereafter.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Items 9A(T).  Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

In addition, and in connection with the review of our consolidated financial statements for the year ended December 31, 2008, our independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  In particular, our independent registered public accounting firm identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  The independent registered public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our independent registered public accountants, we believe that the consolidated financial statements and other financial information included in this Report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

The size of the Company has prevented us from being able to employ sufficient resources at this time to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  Set forth below is a discussion of the significant internal control deficiencies that had not been remediated as of the beginning of the period covered by this Report.

Lack of segregation of duties.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  There is one full-time person involved in processing of transactions.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there is insufficient volume of transactions to justify additional full time staff.  As a result, this significant internal control deficiency had not been remediated as of the end of the period covered by this Report, nor do we know if we will be able to remediate this weakness in the foreseeable future.  However, we will continue to monitor and assess the costs and benefits of additional staffing.

Lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management.

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the consolidated financial statements and Forms 10-Q and 10-K.  This deficiency resulted in errors in the Company’s preliminary consolidated financial statements at December 31, 2008 which were corrected, and a more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this Report.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names and ages of our Board of Directors and our executive officers and the positions held by each as of March 26, 2009.  There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Edward Munden	58	Director and Chairman of the Board
David Morris	39	Director, President and Chief Executive Officer
Larry Bruce	50	Chief Financial Officer, Secretary and Treasurer

Edward Munden

Edward Munden was appointed Director, Chairman, President and Chief Executive Officer in October 2003.  Mr. Munden resigned as President and Chief Executive Officer in July 2007.  He is a Director of Capital House Corporation (“Capital House”), which he co-founded in February 1989.  In 1994, Mr. Munden co-founded DevX Energy, Inc. (“DevX”) as a Dallas based independent NASDAQ-traded public energy company engaged in the exploration, development and acquisition of oil and natural gas properties.  Mr. Munden held senior level positions with DevX including Director, Chairman, President and CEO until August 2001.  Prior to his involvement with the Company, Capital House and DevX, Mr. Munden held positions in the mining industry with Eldorado Nuclear Limited from 1980 to 1989, the manufacturing industry with Proctor and Gamble Company of Canada from 1978 to 1980, and the oil and natural gas industry with Union Oil of Canada Limited from 1974 to 1976.  Mr. Munden is also a director of two mineral exploration companies; Mustang Minerals Corporation whose shares are traded on the TSX Venture Exchange in Canada and Aquila Resources Inc. (formerly known as JML Resources Limited) whose shares are traded on the TSX in Canada.  Mr. Munden is a professional engineer and holds a Bachelor of Science degree in Engineering and a Masters of Business Administration from Queens University in Kingston, Canada.

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

Committees of the Board of Directors and Related Information

The Board of Directors does not have a standing audit, compensation, or nominating committee.

Audit Committee

The Company does not maintain a standing Audit Committee.  An audit committee typically reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. All members of the Board of Directors act in the capacity of and perform the duties of an audit committee.

The Company does not have an audit committee financial expert.  The Company and its Board of Directors have experienced difficulties in identifying a suitable candidate to serve as its audit committee financial expert because of the size of the Company, the perceived additional liability to the public by prospective candidates and the excessive additional costs associated with the selection of a candidate, including director fees for the audit committee financial expert and director liability insurance.

Nominating Committee

The Company does not maintain a standing Nominating Committee and does not have a Nominating Committee charter. Due to the Company’s capital restraints and the size of its current Board of Directors, creating, constituting and administering such a committee would be excessively burdensome and costly.  As such, members of the Board of Directors generally participate in the director nomination process.

The Board of Directors will consider qualified nominees recommended by shareholders. Shareholders desiring to make such recommendations should submit such recommendations to Blink Logic Inc., 750 Lindaro Street, Suite 350, San Rafael, CA 94901. Attn: David Morris.  The Board of Directors will evaluate candidates properly proposed by shareholders in the same manner as all other candidates.

 With respect to the nominations process, the Board of Directors does not operate under a written charter, but under resolutions adopted by the Board of Directors. The Board of Directors is responsible for reviewing and interviewing qualified candidates to serve on the Board of Directors, for making recommendations for nominations to fill vacancies on the Board of Directors, and for selecting the nominees for selection by the Company’s shareholders at each annual meeting. The Board of Directors has not established specific minimum age, education, experience or skill requirements for potential directors. The Board of Directors takes into account all factors they consider appropriate in fulfilling their responsibilities to identify and recommend individuals as director nominees. Those factors may include, without limitation, the following:

•

an individual’s business or professional experience, accomplishments, education, judgment, understanding of the business and the industry in which the Company operates, specific skills and talents, independence, time commitments, reputation, general business acumen and personal and professional integrity or character;

•

the size and composition of the Board of Directors and the interaction of its members, in each case with respect to the needs of the Company and its shareholders; and

•

regarding any individual who has served as a director of the Company, his or her past preparation for, attendance at, and participation in meetings and other activities of the Board of Directors or its committees and his or her overall contributions to the Board of Directors and the Company.

The Board of Directors may use multiple sources for identifying and evaluating nominees for directors, including referrals from the Company’s current directors and management as well as input from third parties, including executive search firms retained by the Board of Directors. The Board of Directors will obtain background information about candidates, which may include information from directors’ and officers’ questionnaires and background and reference checks, and will then interview qualified candidates. The Board of Directors will then determine, based on the background information and the information obtained in the interviews, whether to recommend that a candidate be nominated to the Board of Directors.

Compensation Committee

The Company does not maintain a standing Compensation Committee.  The independent member of our Board of Directors made all material decisions regarding compensation for our President and CEO during the year ended December 31, 2008.

Code of Ethics Policy

We have not yet adopted a code of ethics policy because of the early stages of operations. We intend to adopt a code of ethics policy in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this Form 10-K, to our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, all of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock have filed with the Securities and Exchange Commission forms or reports required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.   Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer and the other named executive officers, for services as executive officers for the last three fiscal years.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Morris, David Director, President and Chief Executive Officer (1)	2008 2007	$240,000 $93,750	0 $50,000	0 $65,000	$243,206 $337,364	0 0	0 0	$9,000 0	$492,206 $546,114
Munden, Edward Director, Chairman, President and Chief Executive Officer (2)	2007 2006	$37,270 $79,474	0 0	0 0	$73,489 $59,007	0 0	0 0	$21,533 0	$132,292 $138,481
Bruce, Larry Chief Financial Officer, Secretary and Treasurer (3)	2008 2007	$169,675 $104,637	0 $50,927	0 0	$270,368 $100,281	0 0	0 0	0 $21,533	$440,043 $277,378

(1)   Mr. Morris was appointed President and Chief Executive Officer on July 25, 2007.  He was appointed a Director on August 24, 2007.  Cash compensation in 2008 was $249,000 (2007 - $143,750).  The balance of compensation in 2008 of $243,206 (2007 - $402,364) includes the expense for accounting purposes for stock grants and grants of  warrants that were awarded in 2007.

(2)   Mr. Munden voluntarily resigned as President and Chief Executive Officer on July 25, 2007.  Cash compensation in 2007 was $58,803 which included $21,533 for settlement of unpaid compensation for services provided to the Company in 2007 and prior years.  The balance of compensation in 2007 of $73,489 includes the estimated fair value of warrants issued to a corporation controlled by Mr. Munden in 2007.  The estimated fair value in 2007 includes $28,355 for a warrant issued for settlement of unpaid compensation for services provided to the Company in 2007 and prior years and $18,554 received for services as a Director of the Company.

(3)   Cash compensation in 2008 was $169,675 (2007 - $177,097).  The balance of compensation in 2008 of $270,368 includes expense of $254,922 for accounting purposes for grants of stock options and warrants awarded in prior years.  In addition, the balance of compensation in 2008 includes $15,446 for the estimated fair value of vested stock options granted in 2008.  Cash compensation in 2007 included $21,533 for settlement of unpaid compensation for services provided to the Company prior to 2007 and a bonus which included compensation for services provided to the Company in 2007 and prior years.  The balance of compensation in 2007 of $100,281 includes the expense for accounting purposes for warrants and stock options issued to Mr. Bruce in 2007 and prior years.  The estimated fair value in 2007 includes $28,355 for a warrant issued for settlement of unpaid compensation for services provided to the Company in 2007 and prior years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option	Option Exercise Price ($)	Option Expiration Date
Morris, David (5)	214,286	0	0	$0.70	June 28, 2011
	107,143	0	0	$1.40	October 31, 2011
	142,858	0	0	$1.40	July 25, 2011
	142,859	0	0	$0.70	December 31, 2010
	285,715 (1)	0	0	$2.10	September 30, 2011

Munden, Edward (2, 5)	42,858	0	0	$1.05	September 10, 2011
	71,429	0	0	$3.57	September 10, 2011
	35,715	0	0	$1.75	September 10, 2011
	14,286	0	0	$2.10	September 30, 2011

Bruce, Larry (5)	17,143(3)	0	0	$0.87	July 31, 2013
	12,143	0	0	$1.75	January 31, 2011
	12,143	0	0	$1.75	January 31, 2012
	0	11,429(4)	0	$1.75	January 31, 2013
	285,715	0	0	$2.10	September 30, 2011
	42,858	0	0	$1.05	September 10, 2011

(1)

Held by David Morris Revocable Trust.

(2)

Held by Nexxt Capital Corp. which is a corporation controlled by Mr. Munden.

(3)

On August 14, 2008, 17,143 stock options were granted with an exercise price of C$1.05 and an expiry date of July 31, 2013.

(4)

Vest on January 31, 2009.

(5)

Subsequent to December 31, 2008, the Board of Directors of the Company approved certain changes to the outstanding equity awards described above.  The holdings of common stock and common stock purchase warrants as at March 26, 2009 have been described under “Security Ownership of Certain Beneficial Owners and Management” below.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Munden, Edward (1)	$60,000	0	0	0	0	0	$60,000
Morris, David (2)	0	0	0	0	0	0	0

(1)

A corporation controlled by Mr. Munden was paid $60,000 for services of Mr. Munden as a Director in 2008.

(2)

Mr. Morris was compensated for his services as President and Chief Executive Officer in 2008 and not separately compensated for his services as a Director in 2008.

Effective October 1, 2007, Directors who are not officers of the Company are compensated for acting in their capacity as directors as follows:

•

$40,000 per annum payable $10,000 on the 1st day of each calendar quarter for services as Chairman of the Board

•

$20,000 per annum payable $5,000 on the 1st day of each calendar quarter for services as a Director

•

For each year of service as a Director, a warrant to purchase up to 14,286 shares of common stock for four years at a price to be determined on the date of grant for each year of service as a Director.  No such warrants were granted in 2008.

•

In addition, Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

Employment Agreements

There is currently a consulting agreement in place with David Morris.  There is no employment agreement between us and our Chief Financial Officer.

Employee Benefit Plans

The Company currently has an employee benefit plan for employees in the U.S. and Canada covering health, dental, vision care, life insurance and long-term disability.  In addition, we reimburse our President and Chief Executive Officer for the premiums for a private benefit plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2009. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock
Edward Munden 30 Metcalfe Street, Suite 620 Ottawa, Ontario, K1P 5L4	547,488(2,4)	6.57%

David Morris 60 Mono Way Mill Valley, CA 94941	1,000,000 (2,3,6)	11.99%

Larry Bruce 75 Stinson Avenue Nepean, Ontario K2H 6N6	435,278 (3,5)	4.99%

Dean Delis 2929 Campus, Suite 175 San Mateo, CA 94403	596,473	7.11%

Salzwedel Financial Communications, Inc. 1800 SW Blankenship Road, Suite 275 West Linn, OR 97068	552,400	6.63%

Enable Capital Management, LLC One Ferry Building, Suite 255 San Francisco, CA 94111	472,207(7)	5.66%

All Directors and Executive Officers as a Group (3 persons)	1,982,766	22.77%

(1)

Applicable percentage ownership is based on 8,337,154 shares of common stock outstanding as of March 26, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 26, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Director
(3)	Executive Officer
(4)

Includes 13,472 shares of common stock held by spouse and 534,016 shares of common stock held by Nexxt Capital Corp., a corporation controlled by Mr. Munden.  Nexxt Capital Corp. also holds 1,686,171 warrants to purchase common stock with exercise prices ranging from $0.20 to $2.10 per share and expiry dates up to December 31, 2013.

(5)

Includes 30,802 shares of common stock, 370,190 warrants to purchase common stock and 34,286 shares of common stock held by family members.  In addition, Mr. Bruce also holds 567,241 warrants.  The warrants held by Mr. Bruce have exercise prices ranging from $0.20 to $1.05 and expiry dates up to December 31, 2013.

(6)

Includes 72,143 shares of common stock held personally and 927,857 shares of common stock held by David Morris Revocable Trust.  In addition, Mr. Morris also holds 142,859 warrants and David Morris Revocable Trust holds 1,110,000 warrants.  The warrants have exercise prices ranging from $0.20 per share to $0.70 per share and expiry dates up to December 31, 2013.

(7)

Mitchell S. Levine is managing member and majority owner of Enable Capital Management, LLC (“Enable”).  Enable is the general partner of Enable Growth Partners LP (holds 465,469 shares of common stock of the Company), Enable Opportunity Partners LP (holds 4,822 shares of common stock of the Company) and Pierce Diversified Strategy Master Fund LLC (holds 1,916 shares of common stock of the Company).

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The following provides details on our Board of Directors:

Name	Title
Munden, Edward (1)	Chairman
Morris, David (2)	President & Chief Executive Officer

(1) Resigned as President & Chief Executive Officer of the Company on July 25, 2007.

(2) Appointed to the Board of Directors on August 24, 2007 and President & Chief Executive Officer on July 25, 2007.

At December 31, 2008, the Company had two Directors (Mr. Munden and Mr. Morris).  The Company considers the independence of directors in accordance with Rule 4200(a)(15) of Nasdaq’s listing standards.  Under such standard, Edward Munden is independent and David Morris is not independent due to his position as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services.

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as fees charged by the independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence.  All of the services provided and the fees charged by the independent public accountants in 2008 and 2007 were pre-approved by the board of directors.  The following table sets out fees billed by the Company’s independent public accountants for each of the previous two fiscal periods:

Description of services	Fees billed for 12 months ended December 31, 2008	Fees billed for 12 months ended December 31, 2007

Audit Fees (1)	$150,094	$156,459
Audit-related Fees (2)	-	-
Tax Fees (3)	$6,794	$25,357
All other Fees (4)	-	-

Notes:

1.

Includes the aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company included in Form 10-K and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

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

4.

There were no other fees billed by the authorized independent public accountants for products or services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)

The following documents have been filed as part of this Report:

Consolidated financial statements for the year ended December 31, 2008.  See “Item 8. Financial Statements and Supplementary Data.”

(b)

Exhibits:

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

10.2	Securities Purchase Agreement, dated as of July 28, 2008, by and between the Company and Enable Growth Partners LP (“Enable Growth”). (5)
10.3	Original Issue Discount Senior Secured Convertible Debenture, issued on July 28, 2008, by the Company to Enable Growth. (5)
10.4	Common Stock Purchase Warrant, issued on July 28, 2008, by the Company to Enable Growth. (5)
10.5	Security Agreement, dated as of July 28, 2008, by and among the Company, Blink Logic Corp.(the “Subsidiary”) and Enable Growth. (5)
10.6	Subsidiary Guarantee, dated as of July 28, 2008, by and between the Subsidiary and Enable Growth. (5)
10.7	Inter-creditor Agreement, dated as of July 28, 2008, by and between the Company and Enable. (5)
10.8	Securities Purchase Agreement, dated as of August 20, 2008, by and between the Company, Crescent International Ltd. (Crescent) and Doug & Ellie Chappelear (Chappelear). (6)
10.9	Original Issue Discount Senior Secured Convertible Debenture, issued on August 20, 2008, by the Company to Crescent. (6)
10.10	Original Issue Discount Senior Secured Convertible Debenture, issued on August 20, 2008, by the Company to Chappelear. (6)
10.11	Common Stock Purchase Warrant, issued on August 20, 2008, by the Company to Crescent. (6)
10.12	Common Stock Purchase Warrant, issued on August 20, 2008, by the Company to Chappelear. (6)
10.13	Security Agreement, dated as of August 20, 2008, by and among the Company, the Subsidiary, Crescent and Chappelear. (6)
10.14	Subsidiary Guarantee, dated as of August 20, 2008, by and between the Subsidiary, Crescent and Chappelear. (6)
10.15	Inter-creditor Agreement, dated as of August 20, 2008, by and between the Company, Enable, Crescent and Chappelear. (6)
10.16	Letter Agreement, dated September 3, 2008, by and among the Company and Enable. (7)
10.17	Securities Purchase Agreement, dated as of October 31, 2008, by and between the Company and Enable Growth. (8)
10.18	Original Issue Discount Senior Secured Convertible Debenture, issued on October 31, 2008, by the Company to Enable Growth. (8)
10.19	Common Stock Purchase Warrant, issued on October 31, 2008, by the Company to Enable Growth. (8)
10.20	Security Agreement, dated as of October 31, 2008, by and among the Company, the Subsidiary and Enable Growth. (8)
10.21	Subsidiary Guarantee, dated as of October 31, 2008, by and between the Subsidiary and Enable Growth. (8)
10.22	Inter-creditor Agreement, dated as of October 31, 2008, by and between the Company, Enable, Crescent and Chappelear. (8)
10.23	Consent and Waiver Agreement, dated as of October 31, 2008, by and between the Company, Enable, Crescent and Chappelear. (8)
10.24	Letter Agreement, dated November 3, 2008, by and among the Company and Enable. (8)
10.25	Letter Agreement dated December 17, 2008, by and among the Company and Enable Growth. (9)
10.25	Letter Amending Agreement dated December 17, 2008, by and among the Company and Enable. (10)
10.26 10.27 10.28 10.29

Form of Common Stock Purchase Warrant issued January 30, 2009 to directors and executive officers.

Form of 10% Secured Promissory Note. (11)

Letter Agreement dated March 24, 2009. (11)

Letter Agreement dated March 24, 2009. (11)

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

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective August 1, 2008.

(6)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective August 22, 2008.

(7)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective September 4, 2008.

(8)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective November 4, 2008.

(9)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective December 18, 2008.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective December 18, 2008.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K (file No. 001-05996) effective March 25, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK LOGIC INC.

By:       /s/   David Morris

David Morris

President and Chief Executive Officer

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President, Chief Executive Officer and Director

(principal executive officer)

Dated: April 15, 2009

/s/   Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated:  April 15, 2009