Form 10-K/A
period 2008-12-31
BLINK LOGIC INC.
filed 2009-04-23
CIK 81350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Documents incorporated by reference: See Part IV, Item 15(b), Exhibits., page 101

BLINK LOGIC INC.

Form 10-K

December 31, 2008

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

Explanatory Note:

Purpose of amendment

The Company has filed this Form 10-K/A to correct certain typographical errors and presentation issues.

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

The territory where most potential clients reside is expected to be in the U.S.  In addition to the partners and resellers described above, at March 26, 2009, seven individuals within the company were focused primarily on sales and marketing efforts.

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

Item 1A. Risk Factors.

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this Report. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

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

The holders of our debentures have various remedies including, at the holder’s option, demanding full payment of the debentures at a mandatory default amount as defined in the debentures and taking possession of all of our property and selling it in order to pay what is owed on the debentures.  The mandatory default amount is calculated by adding costs, expenses and liquidated damages to the greater of (i) 130% of the principal amounts outstanding on the debentures or (ii) the principal amounts outstanding on the debentures divided by the conversion price of $0.20 per share multiplied by a volume weighted average price for our common stock on the date the debentures are demanded.  In addition, interest on the debentures will accrue at a rate of 18% per annum commencing five days after the date of default.

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

We have issued stock options and may issue additional stock options in the future to acquire common stock to our employees and certain other persons at various prices, some of which have, or may in the future have, exercise prices at or below the market price of our stock.  As of March 26, 2009 we had outstanding options to purchase a total of 1,121,958 shares of our common stock.  100,000 of these options have exercise prices below the recent market price of $0.26 per share (as of March 26, 2009).  If exercised, these options will cause immediate dilution to our stockholders.  Our existing stock option plans have 4,092,328 shares remaining for issuance as of March 26, 2009.  Future options issued under the plan may have further dilutive effects.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans--The following table sets forth details regarding our common stock authorized for issuance under equity compensation plans as at December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders:	-	-	-
2004 Share Option Plan	64,816	$1.71	649,470
Blink Logic 2008 Incentive Stock Plan	1,540,000	$0.38	2,960,000
Total	1,604,816	$0.43	3,609,470

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

•

On November 14, 2008, the Board of Directors of the Company approved the Blink Logic 2008 Incentive Stock Plan (“2008 Plan”).  A total of 4,500,000 shares of common stock were reserved for issuance under the terms of the 2008 Plan.  On December 18, 2008, the Company cancelled 10,715 stock options with an exercise price of $1.40 per share and 10,715 stock options with an exercise price of $1.393 per share which were issued to employees of the Company under the 2004 Share Option Plan and granted 21,430 stock options to those employees under the 2008 Plan to purchase shares of  common stock at $0.38 per share until December 31, 2013.  Of those stock options, 7,174 vest on June 30, 2009 and the balance vest at the rate of 594 per month for twenty four months commencing on July 31, 2009.

•

On December 18, 2008, the Company granted 1,518,570 stock options to employees under the 2008 Plan to purchase shares of  common stock at $0.38 per share until December 31, 2013.  Of those stock options, 506,226 vest on June 30, 2009 and the balance vest at the rate of 42,181 per month for twenty four months commencing on July 31, 2009.

•

On December 29, 2008, the Company entered into an agreement for consulting services and agreed to issue 50,000 shares of common stock upon signing of the agreement ..  These shares of common stock have been approved by our Board of Directors but have not been issued to the consultant.

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

(d) Recently issued accounting standards

SFAS No. 161

In March 2008 , the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”) which amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements for periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting this new accounting standard on its financial reporting.

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

	Year Ended December 31, 2008	Year Ended December 31, 2007
Operations Data	$	$
Revenues	153,743	409,891
Gross profit	60,305	328,388
General and administrative	3,597,141	2,011,288
Sales and marketing	2,785,558	1,130,542
Research and development	1,048,545	709,747
Depreciation of property and equipment	91,521	12,239
Interest expense Loss on extinguishment and modification of debt	2,926,763 -	1,092,007 47,618
Loss on re-pricing of warrants	-	65,306
Loss on embedded derivatives	9,353,740	850,089
Net loss	19,681,626	5,584,177

Cash Flow Data
Net cash used in operating activities	(4,638,644)	(2,230,712)
Net cash used in investing activities	(144,763)	(50,417)
Net cash provided by financing activities	3,505,389	4,299,708
Effects of exchange rates on cash & cash equivalents	(23,063)	(91,874)
Net increase (decrease) in cash & cash equivalents	(1,301,081)	1,926,705

Balance Sheet Data
Cash and cash equivalents	648,781	1,949,862
Accounts and investment tax credits receivable	95,062	317,790
Prepaid expenses	160,649	181,652
Total current assets	923,785	2,449,304
Deferred consulting services and other prepaid expenses	846	36,309
Deferred charges	125,490	41,845
Property and equipment	103,520	43,992
Total assets	1,153,641	2,571,450
Accounts payable, accrued liabilities and other account payable	846,756	730,586
Current portion of long-term debt	3,589,990	632,757
Embedded derivatives liability	12,515,473	2,015,848
Deferred revenue	54,286	40,013
Total current liabilities	17,006,505	3,419,204
Long-term portion of long-term debt	59,906	29,407
Stockholders’ deficiency	(15,912,770)	(877,161)

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

Loss on extinguishment and modification of debt: Loss on extinguishment of debt was $Nil for the year ended December 31, 2008 compared to $47,618 for the year ended December 31, 2007.  The loss in 2007 resulted from the conversion of a promissory note to equity on terms more favorable than the original terms.

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

These funds are not sufficient to satisfy the requirements of our plan of operations.  Consequently, the Company will require additional capital in  2009 and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its liquidity requirements.

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

The future minimum lease payments including operating costs are as follows:

Year	Amount
2009 2010	$ 272,604 87,556
Total	$ 360,160

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

Consolidated Financial Statements of

BLINK LOGIC INC.

Years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Blink Logic Inc.

We have audited the accompanying consolidated balance sheets of Blink Logic Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficiency and comprehensive loss and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blink Logic Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/  KPMG LLP

Chartered Accountants

Ottawa, Canada

April 13, 2009

BLINK LOGIC INC. Consolidated Balance Sheets December 31, 2008 and December 31, 2007 (In U.S. dollars)

	December 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$ 648,781	$ 1,949,862
Accounts receivable (note 3)	70,547	110,820
Investment tax credits receivable	24,515	206,970
Contracts in process	19,293	-
Prepaid expenses	160,649	181,652

	923,785	2,449,304
Deferred consulting services and other prepaid expenses	846	36,309
Deferred charges (notes 8(a), 8(c), 8(d), 8(e) and 8(f))	125,490	41,845
Property and equipment (note 4)	103,520	43,992

	$ 1,153,641	$ 2,571,450

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable (note 5)	$ 557,030	$ 376,024
Accrued liabilities (note 6)	249,502	354,562
Other account payable (note 7)	40,224	-
Current portion of long-term debt (note 8)	3,589,990	632,757
Embedded derivatives liability (notes 8(a), 8(c), 8(d), 8(e) and 8(f))	12,515,473	2,015,848
Deferred revenue	54,286	40,013

	17,006,505	3,419,204

Long-term debt (note 8)	59,906	29,407

Stockholders’ deficiency (note 10):
Common stock, $0.001 par value. Authorized 42,857,143;
issued and outstanding 6,997,501 shares at December 31,
2008 and 6,571,565 shares at December 31, 2007	46,424	45,998
Common stock to be issued for services (note 10(b)(v))	11,000	-
Additional paid-in capital	16,730,160	12,095,569
Accumulated other comprehensive loss	(347,009)	(347,009)
Deficit	(32,353,345)	(12,671,719)
	(15,912,770)	(877,161)
Basis of presentation (note 2(a))
Guarantees and commitments (note 14)
Subsequent events (note 22)

	$ 1,153,641	$ 2,571,450

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Operations Years Ended December 31, 2008 and 2007 (In U.S. dollars)

	December 31,	December 31,
	2008	2007

		(note 21)
Revenues:
Services	$ 122,186	$ 265,812
Products	31,557	144,079
	153,743	409,891
Cost of revenues:
Cost of services	93,438	80,526
Cost of products	-	977
	93,438	81,503
Gross profit	60,305	328,388

Expenses:
General and administrative Sales and marketing	3,597,141 2,785,558	2,011,288 1,130,542
Research and development (note 11)	1,048,545	709,747
Depreciation of property and equipment	91,521	12,239
	7,522,765	3,863,816

	(7,462,460)	(3,535,428)
Other income (expenses):
Interest income Loss on embedded derivatives (notes 8(a), 8(c), 8(d), 8(e) and 8(f))	16,393 (9,353,740)	28,976 (850,089)
Interest expense	(2,926,763)	(1,092,007)
Loss on impairment of fixed assets (note 18)	(15,957)	-
Foreign exchange gain (loss)	60,901	(22,705)
Loss on extinguishment and modification of
debt (note 8(i))	-	(47,618)
Loss on re-pricing of warrants (note 10(b)(xi))	-	(65,306)

	(12,219,166)	(2,048,749)

Net loss	(19,681,626)	(5,584,177)
Other comprehensive loss:
Foreign currency translation adjustment	-	(145,084)

Comprehensive loss	$ (19,681,626)	$ (5,729,261)

Net loss per common share: Basic and diluted (note 13) Weighted average common shares outstanding	$ (2.85) 6,893,803	$ (1.07) 5,219,785

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
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total
Issued pursuant to a consulting agreement (notes 10(a) and 10(b))	42,858	300	(6,667)	59,366	–	–	52,999
Issued on conversion of promissory notes payable (note 10(a))	1,151,972	8,064	–	942,865	–	–	950,929
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	157,501	–	–	157,501
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(l))	–	–	–	126,074	–	–	126,074
Intrinsic value on warrants issued on conversion of promissory notes payable (notes 8(i), 8(k) and 9)	–	–	–	22,896	–	–	22,896
Warrants issued on cancellation of stock options (note 10(c)(ii))	–	–	–	26,580	–	–	26,580
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	50,316	–	–	50,316
Loss on re-pricing of warrants (note 10(b)(xi))	–	–	–	65,306	–	–	65,306
Loss on extinguishment of debt (note 8(i))	–	–	–	47,618	–	–	47,618
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(m))	–	–	–	79,652	–	–	79,652
Intrinsic value on beneficial conversion feature on promissory notes payable (note 8(b))	–	–	–	75,644	–	–	75,644
Warrants issued to a lender (note 8(a))	–	–	–	2,077,447	–	–	2,077,447
Warrants issued to a consultant (note 10(b)(vi))	–	–	–	110,477	–	–	110,477
Warrants issued to a consultant (note 10(b)(viii))	–	–	–	19,809	–	–	19,809
Warrants issued to a consultant (note 10(b)(xiii))	–	–	–	80,556	–	–	80,556
Warrants issued to a consultant (note 10(b)(xiii))	–	–	–	31,876	–	–	31,876
Warrants issued to a consultant (note 10(b)(xiii))	–	–	–	36,073	–	–	36,073
Cancellation of warrants issued to a consultant (note 10(b)(xiii))	–	–	–	(67,949)	–	–	(67,949)
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	9,078	–	–	9,078
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	55,579	–	–	55,579
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	16,759	–	–	16,759
Warrants issued to a consultant (note 10(b)(xiv))	–	–	–	62,896	–	–	62,896
Cancellation of warrants issued to a consultant (note 10(b)(xiv))	–	–	–	(144,312)	–	–	(144,312)
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	54,095	–	–	54,095
Warrants issued to a consultant (note 10(b)(xi))	–	–	–	58,476	–	–	58,476

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
	Number	Common stock amount	Common stock to be issued for services	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total

Common stock issued to a consultant (note 10(a)(i))	345,000	345	–	534,405	–	–	534,750
Common stock issued to a consultant (note 10(a)(ii))	41,357	41	–	49,959	–	–	50,000
Common stock issued to a consultant (note 10(a)(iii))	39,579	40	–	62,807	–	–	62,847
Warrants issued to a consultant (note 10(b)(i))	–	–	–	1,009,861	–	–	1,009,861
Warrants issued to a consultant (note 10(b)(ii))	–	–	–	68,950	–	–	68,950
Warrants issued to management (note 10(b)(iv))	–	–	–	125,083	–	–	125,083
Warrants issued to a consultant (note 10(b)(vi))	–	–	–	(47,297)	–	–	(47,297)
Warrants issued to management (note 10(b)(viii))	–	–	–	170,506	–	–	170,506
Warrants issued to management (note 10(b)(ix))	–	–	–	243,205	–	–	243,205
Warrants issued to management (note 10(d)(xi))	–	–	–	243,205	–	–	243,205
Stock options issued to management (note 10(d))	–	–	–	15,446	–	–	15,446
Stock options issued to employees (note 10(d))	–	–	–	(843)	–	–	(843)
Warrants issued to a lender (note 8(c))	–	–	–	244,637	–	–	244,637
Warrants issued to a lender (note 8(d))	–	–	–	580,341	–	–	580,341
Warrants issued to a lender(note 8(e))	–	–	–	233,629	–	–	233,629
Warrants issued to a lender (note 8(f))	–	–	–	1,100,697	–	–	1,100,697
Common stock to be issued to a consultant (note 10 (b)(v))	–	–	11,000	–	–	–	11,000
Net loss and comprehensive loss	–	–	–	–	(19,681,626)	–	(19,681,626)

Balances at December 31, 2008	6,997,501	$ 46,424	$ 11,000	$16,730,160	$ (32,353,345)	$ (347,009)	$(15,912,770)

See accompanying notes to consolidated financial statements.

BLINK LOGIC INC. Consolidated Statements of Cash Flows Years ended December 31, 2008 and 2007 (In U.S. dollars)

	December 31,	December 31,
	2008	2007

		(note 21)

Cash flows from operating activities:
Net loss	$ (19,681,626)	$ (5,584,177)
Items not involving cash:
Depreciation of property and equipment	91,521	12,239
Interest expense	2,896,745	1,062,048
Stock-based compensation	796,602	773,776
Stock-based consulting fees	1,815,936	622,513
Loss on embedded derivatives Government contribution	9,353,740 (115,636)	850,089 -
Loss on impairment of fixed assets	15,957	-
Loss on re-pricing of warrants	-	65,306
Loss on extinguishment of debt	-	47,618
Change in non-cash operating working capital (note (19))	188,117	(80,124)
Net cash used in operating activities	(4,638,644)	(2,230,712)

Cash flows used in investing activities:
Purchase of property and equipment	(144,763)	(50,417)

Cash flows from financing activities:
Net proceeds from long-term debt	3,605,369	4,566,000
Repayments of long-term debt	(99,980)	(325,000)
Proceeds from promissory notes payable to a related party	-	58,708

Net cash provided by financing activities	3,505,389	4,299,708

Effects of exchange rates on cash and cash equivalents	(23,063)	(91,874)

Net increase (decrease) in cash and cash equivalents	(1,301,081)	1,926,705

Cash and cash equivalents, beginning of year	1,949,862	23,157

Cash and cash equivalents, end of year	$ 648,781	$ 1,949,862

Cash and cash equivalents, end of year, consists of the following:
Cash	$ 147,825	$ 109,033
Money market investments	500,956	1,840,829
Total	$ 648,781	$ 1,949,862

Supplemental information to Consolidated Statements of Cash Flows:
Interest paid	$ 30,018	$ 29,959

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues and has incurred a loss of $19,681,626 and negative cash flow from operations of $4,638,644 for the year ended December 31, 2008.  As of December 31, 2008, the Company has a working capital deficiency of $16,082,720 and an accumulated deficit of $32,353,345.  During the year, the company did not make payments on its long-term debt on the due dates and obtained waivers from the lenders of their rights to demand payment of the long-term debt and waivers of any interest and penalties due to the lenders as a result of the payments that were not made.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital during 2009 and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities.

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

Years ended December 31, 2008 and 2007

(In U.S. dollars)

2.  Summary of significant accounting policies (continued):

(q)   Recently issued accounting standards:

In March 2008 , the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161”) which amends and expands the disclosure requirements of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements for periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting this new accounting standard on its financial reporting.

3.  Accounts receivable:

	2008	2007

Trade accounts receivable	$64,779	$83,661
Allowance for doubtful accounts	-	(12,688)
Other	5,768	39,847

	$70,547	$110,820

4.  Property and equipment:

	2008
		Accumulated	Net book
	Cost	depreciation	value

Office equipment	$ 6,431	$ 2,144	$ 4,287
Computer hardware	38,768	17,337	21,431
Computer software	151,458	73,656	77,802

	$196,657	$93,137	$103,520

	2007
		Accumulated	Net book
	Cost	depreciation	value

Office equipment	$ 5,272	$ 2,134	$ 3,138
Computer hardware	65,932	30,506	35,426
Computer software	5,588	5,588	-
Leasehold improvements	5,580	152	5,428

	$82,372	$38,380	$43,992

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

On September 28, 2007, the intrinsic value of the warrant issued on conversion of the $55,000 of promissory notes was $13,872.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense.

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

On September 28, 2007, the intrinsic value of the warrant issued on conversion of the promissory note was $2,988.  In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, this amount was recorded as additional paid-in capital and a charge to interest expense.

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

(iv)

During the three months ended September 30, 2007, the Company issued 417,857 shares of common stock pursuant to the terms of promissory notes (notes 8(b), 8(l), 8(m) and 8(n)).

(v)

On August 8, 2007, the Company entered into a consulting agreement to provide investor communication and relations services for a period of twelve months.  As consideration for these services, the Company issued 85,715 shares of common stock to the consultant (note 10(b)(xii)).

(vi)

On July 25, 2007, the Company issued 71,429 shares of common stock pursuant to the terms of a consulting agreement (note 10(b)(xi)).

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

(b)  Warrants and common stock pursuant to consulting and other agreements (continued) :

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

(b)  Warrants and common stock pursuant to consulting and other agreements (continued) :

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

(b)  Warrants and common stock pursuant to consulting and other agreements (continued) :

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

In addition, the Company agreed to issue 71,429 shares of common stock to the consultant and a warrant to purchase 214,286 shares of common stock at $0.70 per share until June 28, 2011.  The fair value of the 71,429 shares of common stock was estimated at $65,000 on the date of the agreement and was included in general and administrative expense in 2007 ..  The fair value of the warrant was calculated as $157,501 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 5.02%; expected volatility of 116%, and an expected life of 4 years.  The fair value of the warrant was included in general and administrative expense in 2007.

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

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.   Stockholders’ deficiency (continued):

(b)   Warrants and common stock pursuant to consulting agreements and other agreements (continued):

(xviii)

On December 12, 2006, the Company entered into a service agreement to purchase investor relations and communications services for a twelve month period.  As compensation for these services, the Company agreed to issue a warrant for the purchase of 22,143 shares of common stock of the Company at $2.10 per share expiring on December 31, 2010.  In addition, the Company agreed to make monthly payments of $10,000.  For the first six months of the agreement, the Company could elect to make the monthly payments in cash and shares of common stock calculated at a price of $1.05 per share provided that the cash component of each monthly payment was at least $5,000.

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

(d)  Stock option plans:

Under the Company’s 2004 Share Option Plan (the “2004 Plan”), up to 714,286 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At December 31, 2008, there were 649,470  shares available for grant under the 2004 Plan.

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 38

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.   Stockholders’ deficiency (continued):

(d)  Stock option plans (continued):

A summary of amounts recognized in the consolidated financial statements with respect to the 2004 Plan and the 2008 Plan are as follows:

	2008	2007
Amounts charged (recovered) against income, before income tax benefit	$ (843)	$ 98,573
Amount of related income tax benefit recognized in income	Nil	Nil

A summary of share option activity under the 2008 Plan as of December 31, 2008 and the change during the year then ended is presented below:

	2008
	Options	Weighted average exercise price	Weighted average remaining contractual term (Years)	Aggregate intrinsic value
Options outstanding, January 1, 2008	Nil	-	-	-
Granted	1,540,000	$ 0.38	5.0	-
Options outstanding, December 31, 2008	1,540,000	$ 0.38	5.0	$146,300
Options exercisable, December 31, 2008	Nil	-	-	-

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 40

Years ended December 31, 2008 and 2007

(In U.S. dollars)

10.   Stockholders’ deficiency (continued):

(d)  Stock option plans (continued):

The following table summarizes information about stock options outstanding at December 31, 2008 under the 2008 Plan:

Exercise Price	Number outstanding at 12/31/08	Weighted average remaining contractual term	Number exercisable at 12/31/08
$ 0.38	1,540,000	5.0 years	–

The following table summarizes information about stock options outstanding at December 31, 2008 under the 2004 Plan:

Exercise Price	Number outstanding at 12/31/08	Weighted average remaining contractual term	Number exercisable at 12/31/08
$0.86	17,143	4.6 years	17,143
1.75	35,715	3.1 years	24,286
2.80	11,958	2.6 years	11,958
Total	64,816	3.4 years	53,387

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

Years ended December 31, 2008 and 2007

(In U.S. dollars)

12.  Income taxes (continued):

Income tax expense varies from the amount that would be computed by applying the enacted U.S. federal income tax rate to the net loss as a result of the following:

	2008	2007
Expected tax rate	40%	34%
Expected tax recovery	$(7,872,700)	$(1,898,600)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	3,028,200	1,524,600
Change in enacted tax rates and foreign exchange	666,300	(95,100)
Compensation expense	301,100	227,100
Investment tax credits carry forwards	58,100	(147,200)
Loss on embedded derivatives	3,726,000	289,000
Difference between U.S. and Canadian tax rates	77,600	86,600
Other	15,400	13,600
	$ -	$ -

The Company has net operating loss carry forwards available to be applied against Canadian taxable income and which expire as follows:

2009	$308,400
2010	382,100
2014	389,300
2015	680,800
2026	457,500
2027	667,400
2028	1,644,800

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

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 45

Years ended December 31, 2008 and 2007

(In U.S. dollars)

15.   Fair value measurement:

The fair value of the Company’s financial liabilities at December 31, 2008 is as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$ 12,515,473	$ -	$ 12,515,473

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

	2008	2007

United States	$ 112,951	$ 286,293
Canada	7,582	50,620
Europe	33,210	72,978

BLINK LOGIC INC.

Notes to Consolidated Financial Statements, page 46

Years ended December 31, 2008 and 2007

(In U.S. dollars)

16.   Segment reporting (continued):

The Company’s assets are located as follows:

	2008	2007

United States	$ 1,074,775	$ 2,121,077
Canada	78,866	450,373

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

19.   Statement of cash flows:

Change in non-cash operating working capital:

	2008	2007

Accounts receivable	$ 40,273	$ (5,689)
Investment tax credits receivable	182,455	(79,178)
Contracts in process	(19,293)	-
Prepaid expenses	(107,454)	(29,228)
Accounts payable	170,138	138,561
Accrued liabilities	(92,275)	(105,559)
Deferred revenue	14,273	969

	$ 188,117	$ (80,124)

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

(vii)

On February 2, 2009, the Company granted 100,000 stock options to employees of the Company to purchase shares of common stock at $0.25 per share.  The stock options vest on various dates until January 31, 2012 and expire on various dates up to March 31, 2013.

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

Dated: April 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President, Chief Executive Officer and Director

(principal executive officer)

Dated: April 23, 2009

/s/   Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer)

Dated:  April 23, 2009