Form 10-Q
period 2009-03-31
BLINK LOGIC INC.
filed 2009-05-20
CIK 81350

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 15, 2009, 8,337,154 shares of the registrant’s common stock were outstanding.

SEC 1296 (04-09)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements.

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited)
	and December 31, 2008.	4

	Condensed Consolidated Statements of Operations for the Three Months
	Ended March 31, 2009 and 2008 (unaudited).	5

	Condensed Consolidated Statements of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008 (unaudited).	6

	Notes to Condensed Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations.	42

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	48

ITEM 4T.	Controls and Procedures.	48

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	50

ITEM 1A.	Risk factors.	51

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	51

ITEM 3.	Defaults Upon Senior Securities.	53

ITEM 4.	Submission of Matters to a Vote of Security Holders.	53

ITEM 5.	Other Information.	53

ITEM 6.	Exhibits.	53

	Signatures.	54

All share prices, share numbers and per share amounts in this Report are presented after giving effect to a 1 for 7 reverse stock split effective February 8, 2008.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLINK LOGIC INC.

For the quarter ended March 31, 2009

BLINK LOGIC INC. Condensed Consolidated Balance Sheets March 31, 2009 and December 31, 2008 (In U.S. dollars)

	March 31,	December 31,
	2009	2008

	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$ 252,514	$ 648,781
Accounts receivable	55,427	70,547
Investment tax credits receivable	23,673	24,515
Contracts in process	19,210	19,293
Prepaid expenses	172,033	160,649

	522,857	923,785
Deferred consulting services and other prepaid expenses	-	846
Deferred charges (notes 4(a), 5(c), 4(d), 4(e) and 4(f))	-	125,490
Property and equipment (note 3)	80,821	103,520

	$ 603,678	$ 1,153,641

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 506,324	$ 557,030
Accrued liabilities	186,202	249,502
Other account payable (note 3)	40,224	40,224
Current portion of long-term debt (note 4)	8,640,294	3,589,990
Embedded derivatives liability (notes 4(a), 5(c), 4(d), 4(e) and 4(f)) Warrants liability (notes 4(a), 4(c), 4(d), 4(e), 4(f), 6(b)(ix) and 15))	1,825,963 3,134,690	12,515,473 -
Deferred revenue	38,917	54,286

	14,372,614	17,006,505

Long-term debt (note 4)	56,451	59,906

Guarantees and commitments (note 9)

Stockholders’ deficiency (note 6):
Common stock, $0.001 par value. Authorized 42,857,143;
issued and outstanding 8,337,154 shares at March 31,
2009 and 6,997,501 shares at December 31, 2008	47,763	46,424
Common stock to be issued for services	31,000	11,000
Additional paid-in capital	12,271,860	16,730,160
Accumulated other comprehensive loss	(347,009)	(347,009)
Accumulated deficit	(25,829,001)	(32,353,345)

	(13,825,387)	(15,912,770)
Basis of presentation (note 2(a))
Subsequent events (note 16)
	$ 603,678	$ 1,153,641

See accompanying notes to unaudited interim period condensed consolidated financial statements.

BLINK LOGIC INC. Condensed Consolidated Statements of Operations Three months ended March 31, 2009 and 2008 (In U.S. dollars)
	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
		(notes 15 and 17)
Revenues:
Services	$ 19,234	$ 26,546

Cost of revenues:
Cost of services	47,847	9,530

Gross profit (loss)	(28,613)	17,016

Expenses:
General and administrative	1,136,261	1,973,874
Research and development	158,562	269,128
Sales and marketing	434,347	700,574
Depreciation of property and equipment	22,699	22,776
	1,751,869	2,966,352

	(1,780,482)	(2,949,336)
Other income (expenses):
Interest income	241	11,438
Interest expense	(4,733,217)	(567,580)
Loss on modification of warrants (notes 4(a), 4(c), 4(d), 4(e) and 4(f))	(121,751)	-
Gain (loss) on embedded derivatives (notes 4(a), 4(c), 4(d), 4(e) and 4(f))	10,689,510	(2,727,828)
Gain (loss) on warrants (notes 4(a), 4(c), 4(d), 4(e), 4(f), 6(b)(ix))	3,107,741	(2,292,052)
Foreign exchange gain	4,928	3,078
	8,947,452	(5,572,944)
Net income (loss)	$ 7,166,970	$ (8,522,280)
Other comprehensive income	-	-
Comprehensive income (loss)	$ 7,166,970	$ (8,522,280)

Net income (loss) per common share (note 8) - basic	$ 0.93	$ (1.29)
- diluted	$ 0.00	$ (1.29)

Weighted-average number of common shares outstanding - basic	7,680,395	6,618,267
- diluted	48,605,653	6,618,267

See accompanying notes to unaudited interim period condensed consolidated financial statements.

BLINK LOGIC INC. Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2009 and 2008 (In U.S. dollars)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
		(notes 15 and 17)

Cash flows from operating activities:
Net income (loss)	$ 7,166,970	$ (8,522,280)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	22,699	22,776
Accretion on long-term debt and financing charges	4,729,436	549,426
Stock-based compensation	892,442	198,564
Stock-based consulting fees	15,587	1,694,214
Loss (gain) on embedded derivatives	(10,689,510)	2,727,828
Loss on modification of warrants	121,751	-
Loss (gain) on warrants	(3,107,741)	2,292,052
Government contribution	(11,682)	-
Change in non-cash current assets	5,507	(8,592)
Change in non-cash current liabilities	(99,326)	(63,227)
Net cash used in operating activities	(953,867)	(1,109,239)

Cash flows from financing activities:
Net proceeds from long-term debt	575,901	88,015
Repayments of long-term debt	(14,006)	(99,980)

Net cash provided (used) by financing activities	561,895	(11,965)

Effects of exchange rates on cash and cash equivalents	(4,295)	(5,236)

Net decrease in cash and cash equivalents	(396,267)	(1,126,440)

Cash and cash equivalents, beginning of period	648,781	1,949,862

Cash and cash equivalents, end of period	$ 252,514	$ 823,422

Supplemental information to Condensed Consolidated Statements of Cash Flows:
Interest paid	$ 3,781	$ 18,154

See accompanying notes to unaudited interim period condensed consolidated financial statements.

BLINK LOGIC INC. Condensed Consolidated Statements of Cash Flows (continued) Three months ended March 31, 2009 and 2008 (In U.S. dollars)

Supplemental disclosure of non-cash financing activities:

1.  On February 2, 2009, the Company issued 38,797 shares of common stock of the Company for services provided by two suppliers.

2.  On February 2, 2009, the Company issued a vested warrant to a supplier to purchase 31,115 shares of common stock of the Company at $0.25 per share until April 30, 2012.

3.  On February 2, 2009, the Company issued a warrant to a supplier to purchase 100,000 shares of common stock of the Company at $0.449 per share until November 30, 2012.  The warrant vests as follows: 50,000 on February 28, 2009 and 50,000 on May 31, 2009.

4.  On March 23, 2009, the Company received $560,000 pursuant to the issuance of 10% secured promissory notes maturing on June 30, 2009.

5.  On March 23, 2009, the Company agreed to exchange 10,346,876 warrants held by lenders for 10,346,876 shares of common stock of the Company.  As at March 31, 2009, the shares of common stock of the Company had not been issued.

6.  On March 24, 2009, the Company agreed to exchange 372,999 warrants held by lenders for 372,999 shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the 372,999 warrants.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

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

2.   Summary of significant accounting policies:

(a)  Basis of presentation:

These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements as at and for the year ended December 31, 2008 except for the adoption of SFAS 161 which was effective for fiscal years and interim periods beginning after November 15, 2008 as described in note 2(b) and EITF 07-5 which was effective for fiscal years beginning after December 15, 2008 as described in note 2(c).  In addition, the Company commenced accounting for some of its warrants as liabilities on January 30, 2009 in accordance with EITF 00-19 as described in note 2(c).

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.  Significant management estimates include assumptions used in calculating share-based compensation, calculating the fair value of warrants, estimating the fair value of derivatives embedded in long-term, estimating the recoverability of losses for tax purposes and estimating the fair value of long-term debt.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the condensed consolidated financial position and results of operations of the Company for the periods presented.  The condensed consolidated results of operations for the three months ended March 31, 2009 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2009.  Moreover, these condensed consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2008.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $13,849,757 as at March 31, 2009 and has incurred negative cash flow from operations of $953,867 for the three months then ended.  As of March 31, 2009, the Company has an accumulated deficit of $25,829,001

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

2.  Summary of significant accounting policies (continued):

(a)  Basis of presentation (continued):

and a stockholders’ deficiency of $13,825,387.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital in 2009 and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities of which all outstanding debentures have been issued to three lenders.

All of the factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address these issues include raising capital through the private placement of equity and renegotiating the repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement any of these plans could have a material adverse effect on the Company’s financial position and / or results of operations and may result in ceasing operations.  The condensed consolidated financial statements do not include adjustments that would be required if the going concern assumption was not appropriate and consequently that the assets are not realized and the liabilities settled in the normal course of operations.

Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the long term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.  The Company’s future capital requirements will depend on many factors, including, but not limited to, the market acceptance of its products, the level of its promotional activities and advertising required to generate product sales.  No assurance can be given that any such additional funding will be available or that, if available, it can be obtained on terms favorable to the Company.

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

The Company provides its software as a service and follows the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” and Financial Accounting Standards

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

2.   Summary of significant accounting policies (continued):

(b)  Revenue recognition (continued):

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

For contracts with multiple elements such as product licenses, product support and services, the Company follows the residual method to recognize revenue.  Under this method, the total fair value of the undelivered elements of the contract, as indicated by vendor specific objective evidence, is deferred and subsequently recognized as revenue in accordance with the provisions of SOP 97-2.  The difference between the total contract fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.  Vendor specific objective evidence for support and consulting services is obtained

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

2.   Summary of significant accounting policies (continued):

(b)  Revenue recognition (continued):

from contracts where these elements have been sold separately.  Where the Company cannot determine the fair value of all the obligations, the revenue is recognized ratably over the service period.

(c)  Recent accounting pronouncements:

(i)  Disclosures about derivative instruments and hedging activities:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) on January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative and hedging activities.

The adoption of SFAS 161 required additional disclosure in the notes to the condensed consolidated financial statements which are contained in note 14.

(ii) Determining whether an instrument or embedded derivative is indexed to the Company’s common stock:

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009.  EITF 07-5 provides guidance for determining whether an equity linked financial instrument or embedded feature is indexed to an entity’s own stock.

The adoption of EITF 07-5 required the Company to change its method of accounting for some of its warrants on January 1, 2009.  The impact of this change in accounting principle has been described in note 15 to the condensed consolidated financial statements.

(iii)  Accounting for derivative instruments and hedging activities;

The Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SFAS 133 requires the Company to account for derivatives embedded in debentures issued by the Company as a derivatives liability.  The impact of SFAS 133 has been described in note 14 to the condensed consolidated financial statements.

(iv) Accounting for derivative financial instruments;

On January 30, 2009, the Company commenced accounting for some of its warrants as liability instruments in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as the Company determined that it no longer met the criteria for classing these warrants as equity.

EITF 00-19 requires the Company to reclassify the warrants from equity to liabilities at January 30, 2009 at fair value and recognized subsequent changes in the fair value in income.  The impact of EITF 00-19 has been described in note 6(b)(ix) to the condensed consolidated financial statements.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

2.   Summary of significant accounting policies (continued):

(b)  Recent accounting pronouncements (continued):

(v)  FSP No. APB 14-1

FASB Staff position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” is effective for fiscal years beginning after December 15, 2008.  FSP No. APB 14-1 requires that debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  The Company evaluated the provisions of FSP No. APB 14-1 and determined that it did not impact any of the convertible debt instruments issued by the Company.

3.   Other account payable:

On February 28, 2008, the Company purchased property and equipment consisting of $141,520 of software and $32,419 of related support services.  On that date, the Company and the supplier entered into a payment  plan agreement (“Payment Plan”) under which the Company paid $25,000 on February 28, 2008 and the balance was payable in installments of $40,410 on May 1, 2008 and $40,224 on each of August 1, 2008, November 1, 2008 and February 1, 2009.  These blended principal and interest payments include interest at 14.52%.  The Company did not make the payment of $40,410 due on May 1, 2008.  As a result of this default, $10,247 was charged to interest expense for the three months ended June 30, 2008.  The Company made the May 1, 2008 payment on July 8, 2008, the August 1, 2008 payment on August 21, 2008 and the November 1, 2008 payment on November 17, 2008.  At March 31, 2009, $41,134 was due to the supplier including $910 in interest.  On April 9, 2009, the Company paid $15,000 of the payment due on February 1, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt:

	March 31, 2009	December 31, 2008

Debentures, maturing on September 28, 2009, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(a))	$ 4,070,000	$ 2,806,224
Promissory note, maturing on August 5, 2009, bearing interest at 10% per annum, unsecured (note 4(b))	99,599	76,065
Debenture, maturing on June 12, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(c))	444,400	127,526
Debenture, maturing on July 28, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(d))	1,222,100	239,985
Debentures, maturing on August 20, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(e))	522,200	155,149
Debenture, maturing on October 31, 2010, non-interest bearing, secured by a first floating charge on all assets of the Company (note 4(f))	1,666,500	127,573
Repayable contribution to the Government of Canada, (denominated in Canadian dollars C$141,199), non-interest bearing (note 4(g))	111,946	117,374
Promissory note, maturing on June 30, 2009, bearing interest at 10% per annum, secured by a first floating charge on all assets of the Company (note 4(h))	560,000	-
	8,696,745	3,649,896
Less current portion of long-term debt	8,640,294	3,589,990
	$ 56,451	$ 59,906

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

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

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,422,553 of the cash consideration received by the Company was allocated to the debentures and $2,077,447 was allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures in 2007. Of the $1,422,553 allocated to the debentures, $1,165,759 was allocated to the embedded derivatives liability at September 28, 2007 and the residual of $256,794 was allocated to long-term debt.  At December 31, 2008 and March 31, 2009, the estimated value of the embedded derivatives was $6,214,874 and $741,135, respectively.  As a consequence, a gain on the embedded derivatives of $5,473,739 has been recognized for the three months ended March 31, 2009.  Additional details on the derivatives liability has been provided in note 14.

The debentures were being accreted to the face value of $4,070,000 on an effective interest rate basis through a charge to interest expense over the period to maturity.  As a result of the default on the debentures described below, the Company has accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $1,263,776 was charged to interest expense pursuant to this accretion.

The Company incurred $109,675 in costs in 2007 in connection with the issuance of the debentures.  At December 31, 2008, $901 was included in deferred charges with respect to these costs.  As a result of the default on the debentures described below, $901 has been included as a charge to interest expense for the three months ended March 31, 2009.

The Company did not make debenture payments of $226,111 due on March 28, 2008 and April 28, 2008.  On May 15, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $271,333 were due commencing on July 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.  The Company did not make the payment of $271,333 due on July 28, 2008.  On July 31, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly payment of $271,333 was due on August 28, 2008.  The Company did not make the payment of $271,333 due on August 28, 2008.  On September 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that the initial monthly

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(a) (continued)

payment of $271,333 was due on October 28, 2008.  The Company did not make the payment of $271,333 due on October 28, 2008.  On November 3, 2008, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $407,000 were due on December 28, 2008 and the 28th day of each month thereafter until maturity on September 28, 2009.

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

The modification of the payment terms on the debentures on May 15, 2008, July 31, 2008, September 3, 2008, November 3, 2008 and December 17, 2008 have been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amounts of the debentures were not modified on those dates.

The Company did not make the debenture payments of $452,222 due on January 28, 2009, February 28, 2009 and March 28, 2009.  As a result, the Company was in default under the terms of the debentures on March 31, 2009.  On April 13, 2009, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $1,017,500 are due commencing on June 28, 2009 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on January 28, 2009, February 28, 2009 and March 28, 2009.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(f)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $4,070,000 of debentures from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrants to purchase 2,907,145 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrants from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debentures from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrants to purchase 2,907,145 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrants to purchase 2,907,145 shares of common stock of the Company was $1,314,185 using the Black Scholes option pricing model with

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(a) (continued):

the following assumptions: expected dividend yield 0%; risk-free rate of 1.36%; expected volatility of 182%, and expected life of 3.75 years.  At the time of issuance of the warrants in 2007, the amount credited to additional paid in capital with respect to the 2,907,145 warrants was $2,077,447.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company has recognized the following as at January 1, 2009 with respect to the 2,907,145 warrants: warrant liability of $1,314,185; reduction of additional paid in capital of $2,077,447, and a decrease to its accumulated deficit of $763,262.  On March 23, 2009, the liability for the warrants to purchase 2,907,145 shares of common stock of the Company was $542,985 as described below.  As a consequence, the Company recognized a gain of $771,200 on the warrants for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(h)).  As consideration for the waiver of anti-dilution provisions on $4,070,000 of debentures and 2,907,145 warrants that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holders, the 2,907,145 warrants for 2,907,145 shares of common stock of the Company.  On the same date, the fair value of the 2,907,145 shares of common stock of the Company was $581,429 and the fair value of the warrants to purchase 2,907,145 shares of common stock of the Company described above was $542,985 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.36%; expected volatility of 195%, and an expected life of 3.5 years.  As a consequence, the Company has recognized a loss on the modification of the warrants of $38,444 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the 2,907,145 shares of common stock of the Company was $581,429.

(b) On August 6, 2007, the Company received cash of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.  During the three months ended March 31, 2009, $3,781 was paid to the lender.

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

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(b) (continued)

The promissory note is being accreted to face value on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three months ended March 31, 2009, $23,534 was charged to interest expense.

Accrued interest of $3,689 (December 31, 2008 - $3,781) has been included in accrued liabilities at March 31, 2009.(c) On June 12, 2008, the Company received cash of $400,000 in exchange for the issuance of a non-interest bearing debenture of $444,400 maturing on June 12, 2010 and a warrant to purchase 317,428 shares of common stock of the Company at $1.96 per share.  The warrant expires on June 12, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing December 12, 2008, the Company is required to redeem $24,689 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $155,363 of the cash received by the Company was allocated to debenture and $244,637 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at June 12, 2008.  The $155,363 allocated to the debenture was allocated to the embedded derivatives liability at June 12, 2008.  At December 31, 2008, the estimated value of the embedded derivatives was $705,176.  At March 31, 2009, the estimated value of the embedded derivatives was $101,914.  As a consequence, a gain on the embedded derivatives of $603,262 has been recognized for the three months ended March 31, 2009.  Additional details on the derivatives liability has been provided in note 14.

The debenture was being accreted to the face value of $444,400 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debentures described below, the Company has accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $316,874 was charged to interest expense pursuant to this accretion.

The Company incurred $63,097 in costs in connection with the issuance of the debenture.  At December 31, 2008, $44,991 was included in deferred charges with respect to these costs.  As a result of the default on the debentures described below, $44,991 has been included as a charge to interest expense for the three months ended March 31, 2009.

On January 12, 2009, the Company did not make a payment of $26,141 due on the debenture.  On January 16, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that monthly payments of $26,141 were due on January 28, 2009 and the 12th day of each month thereafter.  In addition, the lender agreed to waive their rights to demand payment of the debenture and waived any penalties and interest due as a result of the payment that was not made by the Company on January 12, 2009.  The modification of the payment terms on January 16, 2009 has been accounted for on a

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(c) (continued):

prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

The Company did not make the debenture payments of $26,141 due on January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009.  As a result, the Company was in default under the terms of the debentures on March 31, 2009.  On April 13, 2009, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $34,184 are due commencing on June 12, 2009 and the 12th day of each month thereafter until maturity on  June 12, 2010.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on January 12, 2009, January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(f)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the debenture for $444,400 from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrant to purchase 317,428 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrant from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debenture from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrant to purchase 317,428 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrant to purchase 317,428 shares of common stock of the Company was $144,697 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.56%; expected volatility of 174%, and expected life of 4.45 years.  At the time of issuance of the warrant in 2008, the amount credited to additional paid in capital with respect to the warrants for 317,428 shares of common stock of the Company was $244,637.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company has recognized the following as at January 1, 2009 with respect to the warrant to purchase 317,428 shares of common stock of the Company: warrant liability of $144,697; reduction of additional paid in capital of $244,637, and a decrease to its accumulated deficit of $99,940.  On March 23, 2009, the liability for the warrant to purchase 317,428 shares of common stock of the Company was $59,977 as described below.  As a consequence, the Company recognized a gain of $84,720 on the warrant for the period from January 1, 2009 to March 23, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(c) (continued):

On March 23, 2009, the Company issued promissory notes (note 4(h)).  As consideration for the waiver of anti-dilution provisions on the debenture for $444,400 and the warrant to purchase 317,428 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debenture and the exercise price on the warrant from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrant to purchase 317,428 shares of common stock of the Company  for 317,428 shares of common stock of the Company.  On the same date, the fair value of the 317,428 shares of common stock of the Company was $63,486 and the fair value of the warrant to purchase 317,428 shares of common stock of the Company described above was $59,977 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.52%; expected volatility of 185%, and an expected life of 4.2 years.  As a consequence, the Company has recognized a loss on the modification of the warrants of $3,509 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the 317,428 shares of common stock of the Company was $63,486.

(d) On July 28, 2008, the Company received cash of $1,100,000 in exchange for the issuance of a non-interest bearing debenture of $1,222,100 maturing on July 28, 2010 and a warrant to purchase 872,928 shares of common stock of the Company at $1.96 per share.  The warrant expires on July 28, 2013.  The debenture is convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing January 28, 2009, the Company is required to redeem $67,894 of the debenture per month.  The Company can elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company can repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company can require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $519,659 of the cash received by the Company was allocated to the debenture and $580,341 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at July 28, 2008.  Of the $519,659 allocated to the debenture, $449,903 was allocated to the embedded derivatives liability at July 28, 2008 and the residual of $69,756 was allocated to long-term debt.  At December 31, 2008, the estimated value of the embedded derivatives was $1,968,834.  At March 31, 2009, the estimated value of the embedded derivatives was $377,501.  As a consequence, a gain on the embedded derivatives of $1,591,333 has been recognized for the three months ended March 31, 2009.  Additional details on the derivatives liability has been provided in note 14.

The debenture was being accreted to the face value of $1,222,100 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debentures described below, the Company has accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $982,115 was charged to interest expense pursuant to this accretion.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(d) (continued):

The Company incurred $20,000 in costs in connection with the issuance of the debenture.  At December 31, 2008, $17,210 was included in deferred charges with respect to these costs.  As a result of the default on the debentures described below, $17,210 has been included as a charge to interest expense for the three months ended March 31, 2009.

The Company did not make the debenture payments of $67,894 due on January 28, 2009, February 28, 2009 and March 28, 2009.  As a result, the Company was in default under the terms of the debentures on March 31, 2009.  On April 13, 2009, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $87,293 are due commencing on June 28, 2009 and the 28th day of each month thereafter until maturity on July 28, 2010.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on January 28, 2009, February 28, 2009 and March 28, 2009.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(f)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the debenture for $1,222,100 from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrant to purchase 872,928 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrant from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debenture from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrant to purchase 872,928 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrant to purchase 872,928 shares of common stock of the Company was $398,247 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.6%; expected volatility of 173%, and expected life of 4.58 years.  At the time of issuance of the warrant in 2008, the amount credited to additional paid in capital with respect to the warrants for 872,928 shares of common stock of the Company was $580,341.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company has recognized the following as at January 1, 2009 with respect to the warrant to purchase 872,928 shares of common stock of the Company: warrant liability of $398,247; reduction of additional paid in capital of $580,341, and a decrease to its accumulated deficit of $182,094.  On March 23, 2009, the liability for the warrant to purchase 872,928 shares of common stock of the Company was $165,133 as described below.  As a consequence, the Company recognized a gain of $233,114 on the warrant for the period from January 1, 2009 to March 23, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(d) (continued):

On March 23, 2009, the Company issued promissory notes (note 4(h)).  As consideration for the waiver of anti-dilution provisions on the debenture for $1,222,100 and the warrant to purchase 872,928 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debenture and the exercise price on the warrant from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrant to purchase 872,928 shares of common stock of the Company  for 872,928 shares of common stock of the Company.  On the same date, the fair value of the 872,928 shares of common stock of the Company was $174,585 and the fair value of the warrant to purchase 872,928 shares of common stock of the Company described above was $165,133 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.55%; expected volatility of 183%, and an expected life of 4.4 years.  As a consequence, the Company has recognized a loss on the modification of the warrant of $9,452 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the 872,928 shares of common stock of the Company was $174,585.

(e)

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

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $236,398 of the cash received by the Company was allocated to the debentures and $233,629 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at August 20, 2008.  Of the $236,398 allocated to the debentures, $141,316 was allocated to the embedded derivatives liability at August 20, 2008 and the residual of $95,082 was allocated to long-term debt.  At December 31, 2008, the estimated value of the embedded derivatives was $858,833.  At March 31, 2009, the estimated value of the embedded derivatives was $161,774.  As a consequence, a gain on the embedded derivatives of $697,059 has been recognized for the three months ended March 31, 2009.  Additional details on the derivatives liability has been provided in note 14.

The debentures were being accreted to the face value of $522,200 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debentures for $4,070,000, $444,400, $1,222,100 and $1,666,500 (notes 4(a), 4(c), 4(d) and 4(f)), the Company has accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $367,051 was charged to interest expense pursuant to this accretion.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(e)   (continued):

The Company incurred $42,500 in costs in connection with the issuance of the debenture.  At December 31, 2008, $36,992 was included in deferred charges with respect to these costs.  As a result of the default on the debentures for $4,070,000, $444,400, $1,222,100 and $1,666,500 (notes 4(a), 4(c), 4(d) and 4(f)), $36,992 has been included as a charge to interest expense for the three months ended March 31, 2009.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(f)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the debentures for $522,200 from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrants to purchase 372,999 shares of common stock of the Company from $1.96 per share to $0.20 per share.    There was no accounting impact in 2008 of the reduction in the exercise price of the warrants from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debentures from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

The Company did not make the debenture payment of $29,011 due on March 19, 2009.  On March 24, 2009, the Company and the holders of the debentures entered into an agreement to amend the debentures so that monthly payments of $47,472 are due on October 19, 2009 and the 19th day of each month thereafter.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment that was not made by the Company on March 19, 2009.  The modification of the payment terms on March 24, 2009 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrants to purchase 372,999 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrants to purchase 372,999 shares of common stock of the Company was $170,204 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.62%; expected volatility of 172%, and expected life of 4.64 years.  At the time of issuance of the warrants in 2008, the amount credited to additional paid in capital with respect to the 372,999 warrants was $233,629.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company has recognized the following as at January 1, 2009 with respect to the 372,999 warrants: warrant liability of $170,204; reduction of additional paid in capital of $233,629, and a decrease to its accumulated deficit of $63,425.  On March 24, 2009, the liability for the warrants to purchase 372,999 shares of common stock of the Company was $96,127 as described below.  As a consequence, the Company recognized a gain of $74,077 on the warrants for the period from January 1, 2009 to March 23, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(e)   (continued):

On March 23, 2009, the Company issued promissory notes (note 4(h)).  On March 24, 2009, as consideration for the modification of the payments terms described above and the waiver of anti-dilution provisions on the debentures for $522,200 and the warrants to purchase 372,999 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrants to purchase 372,999 shares of common stock of the Company  for 372,999 shares of common stock of the Company.  On the same date, the fair value of the 372,999 shares of common stock of the Company was $100,710 and the fair value of the warrants to purchase 372,999 shares of common stock of the Company described above was $96,127 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.56%; expected volatility of 183%, and an expected life of 4.4 years.  As a consequence, the Company has recognized a loss on the modification of the warrants of $4,583 for the three months ended March 31, 2009.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the 372,999 warrants.

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

As a condition of the advance of funds by the lender, the Company was required to obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 by February 28, 2009.  The Company did not obtain that approval by February 28, 2009 and is in default under the terms of the debenture on March 31, 2009.

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

At March 31, 2009, the estimated value of the embedded derivatives was $443,639.  As a consequence, a gain on the embedded derivatives of $2,324,117 has been recognized for the three months ended March 31, 2009.  Additional details on the derivatives liability has been provided in note 14.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(f)  (continued):

The debenture was being accreted to the face value of $1,666,500 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debenture described above, the Company has accreted the debenture to face value at March 31, 2009.  For the three months ended March 31, 2009, $1,538,927 was charged to interest expense pursuant to this accretion.

The Company incurred $27,500 in costs in connection with the issuance of the debenture.  At December 31, 2008, $25,396 was included in deferred charges with respect to these costs.  As a result of the default on the debentures, $25,396 has been included as a charge to interest expense for the three months ended March 31, 2009.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrant to purchase 6,249,375 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrant to purchase 6,249,375 shares of common stock of the Company was $2,852,044 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.67%; expected volatility of 168%, and expected life of 4.83 years.  At the time of issuance of the warrant in 2008, the amount credited to additional paid in capital with respect to the warrants for 6,249,375 shares of common stock of the Company was $1,100,697.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company has recognized the following as at January 1, 2009 with respect to the warrant to purchase 6,249,375 shares of common stock of the Company: warrant liability of $2,852,044; reduction of additional paid in capital of $1,100,697, and an increase to its accumulated deficit of $1,751,347.  On March 23, 2009, the liability for the warrant to purchase 6,249,375 shares of common stock of the Company was $1,184,113 as described below.  As a consequence, the Company recognized a gain of $1,667,931 on the warrant for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(h)).  As consideration for the waiver of anti-dilution provisions on the debenture for $1,666,500 and the warrant to purchase 6,249,375 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debenture and the exercise price on the warrant from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrant to purchase 6,249,375 shares of common stock of the Company for 6,249,375 shares of common stock of the Company.  On the same date, the fair value of the 6,249,375 shares of common stock of the Company was $1,249,876 and the fair value of the warrant to purchase 6,249,375 shares of common stock of the Company described above was $1,184,113 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.60%; expected volatility of 179%, and an expected life of 4.6 years.  As a consequence, the Company has recognized a loss on the modification of the warrant of $65,763 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the 6,249,375 shares of common stock of the Company was $1,249,876.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(f)

(continued):

On April 13, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that the Company is required to obtain the shareholder approval by August 31, 2009.  On the same date, the Company and the holder of the debenture entered into an agreement to amend the debenture so that monthly payments of $98,029 are due on June 30, 2009 and the last calendar day of each month thereafter.

(g)

On October 31, 2007, the Company entered into an agreement with the Government of Canada whereby the Company would be advanced up to 75% of eligible costs to a maximum of $277,491 (C$350,000) pursuant to a business development program.  For the three months ended March 31, 2009, the Company received $15,901 (C$19,035) pursuant to this agreement.  Under the terms of the agreement, the Company is obligated to make equal monthly repayments of $4,625 (C$5,833) over a five year period commencing on January 1, 2009.  For the three months ended March 31, 2009, the Company made repayments of $14,006 (C$17,500).

On the date of receipt of the funds in 2009, the estimated fair value of the repayable contribution of $4,219 (C$5,067) has been allocated to the debt and the balance of $11,682 (C$13,968) has been recognized as a government contribution by a reduction of sales and marketing expenses for the three months ended March 31, 2009.  The debt is being accreted to the face value of $192,371 (C$242,637) on an effective interest basis   through a charge to interest expense over the period to maturity.  For the three months ended March 31, 2009, $8,577 (C$10,670) was charged to interest expense.

(h)

On March 23, 2009, the Company received $560,000 pursuant to 10% secured promissory notes maturing on June 30, 2009.  Interest is due and payable on June 30, 2009.  The notes are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $0.19 per share.

As consideration for the waiver of anti-dilution provisions on debentures for $7,403,000 and warrants to  purchase 10,346,876 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrants to purchase 10,346,876 shares of common stock of the Company  for 10,346,876 shares of common stock of the Company (notes 4(a), (c), (d) and (f)).

On March 23, 2009, the estimated fair value of the notes was $523,763 using a discounted cash flow method.  At the date of issuance of the notes, the conversion feature was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $65,711 and was recorded as additional paid-in capital and a charge to interest expense.

As a result of the default on the debentures for $4,070,000, $444,400, $1,222,100 and $1,666,500 (notes 4(a), 4(c), 4(d) and 4(f)), the Company has accreted the notes to face value at March 31, 2009.  For the three months ended March 31, 2009, $36,237 was charged to interest expense pursuant to this accretion.

Accrued interest of $1,227 (December 31, 2008 - $Nil) has been included in accrued liabilities at March 31, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

5.   Stock option plans:

Under the Company’s 2004 Share Option Plan (the “2004 Plan”), up to 714,286 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At March 31, 2009, there were 702,328 shares available for grant under the 2004 Plan.

On November 14, 2008, the Board of Directors of the Company approved the Blink Logic 2008 Incentive Stock Plan (the “2008 Plan”).  Under the 2008 Plan, up to 4,500,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At March 31, 2009, there were 3,515,000 shares available for grant under the 2008 Plan.

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

During the three months ended March 31, 2009, 100,000 options were granted to employees under the 2008 Plan and no options were granted under the 2004 Plan.  During the three months ended March 31, 2008, there were no stock options granted.

 The per share weighted-average fair value of the stock options granted to employees during the three months ended March 31, 2009 under the 2008 Plan using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

Three months ended March 31, 2009
(Unaudited)
Options granted	100,000
Expected volatility	213%
Expected dividends	Nil
Expected term (years)	2.68
Risk-free rate	1.15
Per share weighted average grant date fair value	$0.19

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

5.   Stock option plans (continued):

A summary of amounts recognized in the condensed consolidated financial statements with respect to the Plan is as follows:

	Three months ended March 31, 2009	Three months ended March 31, 2008
	(Unaudited)	(Unaudited)
Amounts charged against income, before income tax benefit	$ 23,145	$ 7,206
Amount of related income tax benefit recognized in income	-	-

A summary of share option activity under the 2008 Plan as of March 31, 2009 and changes during the three months then ended is presented below:

	March 31, 2009
	(Unaudited)
	Options	Weighted	Weighted	Aggregate
		Average	average	intrinsic
		exercise	remaining	value
		price ($)	contractual
			term (Years)
Options outstanding, January 1, 2009	1,540,000	$ 0.38	5.0	$ 146,300
Forfeited	(655,000)	$ 0.38	-	-
Issued	100,000	$ 0.25	3.9	-
Options outstanding, March 31, 2009	985,000	$ 0.37	4.7	$ Nil
Options exercisable, March 31, 2009	17,000	$ 0.25	4.0	$ Nil

A summary of share option activity under the 2004 Plan as of March 31, 2009 and changes during the three months then ended is presented below:

	March 31, 2009
	(Unaudited)
	Options	Weighted	Weighted	Aggregate
		Average	average	intrinsic
		exercise	remaining	value
		price ($)	contractual
			term (Years)
Options outstanding, January 1, 2009	64,816	$ 1.71	3.4	$ Nil
Cancelled	(52,858)	$ 1.46	-	-
Options outstanding, March 31, 2009	11,958	$ 2.80	2.3	$ Nil
Options exercisable, March 31, 2009	11,958	$ 2.80	2.3	$ Nil

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

5.   Stock option plans (continued):

The following table summarizes information about stock options outstanding at March 31, 2009 under the 2008 Plan:

	Options outstanding		Options exercisable
	(Unaudited)		(Unaudited)
		Weighted
	Number	average	Number
Exercise	outstanding	remaining	exercisable
price	at 3/31/09	contractual term	at 3/31/09
$ 0.25	100,000	3.9 years	17,000
0.38	885,000	4.8 years	-
Total	985,000	4.7 years	17,000

The following table summarizes information about stock options outstanding at March 31, 2009 under the 2004 Plan:

	Options outstanding		Options exercisable
	(Unaudited)		(Unaudited)
Weighted
	Number	average	Number
Exercise	outstanding	remaining	exercisable
price	at 3/31/09	contractual term	at 3/31/09
$ 2.80	11,958	2.3 years	11,958
Total	11,958	2.3 years	11,958

At March 31, 2009, there was $240,054 (March 31, 2008 - $171,001) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately 1 year.

6.   Stockholders’ deficiency:

(a)  Common stock transactions:

During the three months ended March 31, 2009, the Company issued 1,339,653 shares of common stock pursuant to the transactions described below:

(i)

On January 30, 2009, the Company issued 927,857 shares of common stock to the President and Chief Executive Officer of the Company (note 6(b)(ii)).

(ii)

On February 2, 2009, the Company issued 38,797 shares of common stock to two suppliers as payment for $38,816 services provided to the Company in 2008.  The number of shares of common stock issued to these suppliers was determined based on the fair value of our common stock on the date the services were invoiced by the suppliers.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(a)  Common stock transactions (continued):

(iii)

On March 25, 2009, the Company issued 372,999 shares of common stock in exchange for the cancellation of warrants to purchase 372,999 shares of common stock of the Company (note 4(e)).

(b)  Warrants and common stock pursuant to consulting and other agreements:

(i)

On January 30, 2009, the Company cancelled a vested warrant to purchase 71,429 shares of common stock of the Company at $3.57 per share until September 10, 2011, a vested warrant to purchase 35,715 shares of common stock of the Company at $1.75 per share until September 10, 2011 and a vested warrant to purchase 14,286 shares of common stock of the Company at $2.10 per share until September 30, 2011 which were held by a corporation controlled by a Director of the Company.  Upon cancellation of the warrants, the Company granted a vested warrant to the corporation controlled by the Director to purchase 121,430 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the corporation controlled by the Director to purchase an additional 1,312,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.  The fair value of the warrant to purchase 71,429 shares of common stock of the Company was calculated as $12,437 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.77%; expected volatility of 259%, and an expected life of 1.6 years.  The fair value of the warrant to purchase 35,715 shares of common stock of the Company was calculated as $6,826 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.77%; expected volatility of 259%, and an expected life of 1.6 years.  The fair value of the warrant to purchase 14,286 shares of common stock of the Company was calculated as $2,689 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.80%; expected volatility of 255%, and an expected life of 1.7 years.  On the same date, the fair value of the vested warrant to purchase 121,430 shares of common stock of the Company issued on cancellation of the warrants described above was $28,358 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company included a charge of $6,406 to general and administrative expense for the three months ended March 31, 2009.  $28,358 was recorded in warrants liability on January 30, 2009.  On the same date, the fair value of the vested warrant to purchase 1,312,000 shares of common stock of the Company was $306,400 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company recorded $306,400 in warrants liability and included a charge of $306,400 to general and administrative expense for the three months ended March 31, 2009.  On March 31, 2009, the fair value for the 1,433,430 warrants issued on January 30, 2009 was $265,349.  As a consequence, the Company recognized a gain on warrants for the three months ended March 31, 2009 of $69,409 (note 6(b)(ix)).

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency (continued):

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(ii)

On January 30, 2009, the Company cancelled a vested warrant to purchase 214,286 shares of common stock of the Company at $0.70 per share until June 28, 2011, a vested warrant to purchase 142,858 shares of common stock of the Company at $1.40 per share until July 25, 2011 and a vested warrant to purchase 107,143 shares of common stock of the Company at $1.40 per share until October 31, 2011 which were held by the President and Chief Executive Officer of the Company.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 held by a trust (“Trust”) related to the President and Chief Executive Officer of the Company.  Upon cancellation of the warrants, the Company issued 750,002 shares of common stock to the Trust.  In addition, the Company issued 177,855 shares of common stock of the Company to the Trust and granted a vested warrant to the Trust to purchase an additional 1,110,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.  The fair value of the warrant to purchase 214,286 shares of common stock of the Company was calculated as $43,814 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.69%; expected volatility of 267%, and an expected life of 1.4 years.  The fair value of the warrant to purchase 142,858 shares of common stock of the Company was calculated as $27,300 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.72%; expected volatility of 263%, and an expected life of 1.5 years.  The fair value of the warrant to purchase 107,143 shares of common stock of the Company was calculated as $21,128 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.82%; expected volatility of 251%, and an expected life of 1.7 years.  The fair value of the warrant to purchase 285,715 shares of common stock of the Company was calculated as $53,943 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.80%; expected volatility of 255%, and an expected life of 1.7 years. On the same date, the fair value of the 750,002 shares of common stock issued on cancellation of the warrants described above was $187,501.  As a consequence, the Company included a charge of $41,317 to general and administrative expense for the three months ended March 31, 2009.  On the same date, the fair value of the 177,855 shares of common stock of the Company was $44,464 and the fair value of the vested warrant to purchase 1,110,000 shares of common stock of the Company was $259,225 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company included a charge of $303,689 to general and administrative expense for the three months ended March 31, 2009.  $259,225 was recorded in warrants liability at January 30, 2009.  On March 31, 2009, the fair value for the 1,110,000 warrants issued on January 30, 2009 was $205,477.  As a consequence, the Company recognized a gain on warrants for the three months ended March 31, 2009 of $53,748 (note 6(b)(ix)).

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(iii)

On January 30, 2009, the Company cancelled 17,143 stock options with an exercise price of $0.86 (C$1.05) per share and 35,715 stock options with an exercise price of $1.75 per share which were issued to the Chief Financial Officer of the Company under the 2004 Share Option Plan.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 which was held by our Chief Financial Officer.  Upon cancellation of the stock options and the warrant, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase 338,573 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase an additional 556,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.  The fair value of the stock options to purchase 17,143 shares of common stock of the Company was calculated as $3,643 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.15%; expected volatility of 216%, and an expected life of 2.5 years.  The fair value of the stock options to purchase 35,715 shares of common stock of the Company was calculated as $350 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.15%; expected volatility of 380%, and an expected life of 0.08 years.  The fair value of the warrant to purchase 285,715 shares of common stock of the Company was calculated as $53,942 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.80%; expected volatility of 255%, and an expected life of 1.7 years.  On the same date, the fair value of the vested warrant to purchase 338,573 shares of common stock of the Company issued on cancellation of the warrants described above was $79,069 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company included a charge of $21,134 to general and administrative expense for the three months ended March 31, 2009.  $79,069 was record in warrants liability at January 30, 2009.  On the same date, the fair value of the vested warrant to purchase 556,000 shares of common stock of the Company was $129,846 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company recorded $129,846 in warrants liability at January 30, 2009 and included a charge of $129,846 to general and administrative expense for the three months ended March 31, 2009.  On March 31, 2009, the fair value for the 894,573 warrants issued on January 30, 2009 was $165,598.  As a consequence, the Company recognized a gain on warrants for the three months ended March 31, 2009 of $43,317 (note 6(b)(ix)).

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(iv)

On February 2, 2009, the Company granted a vested warrant to a supplier to purchase 31,115 shares of common stock of the Company at $0.25 per share until April 30, 2012.  The fair value of the warrant was calculated as $6,852 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.33%; expected volatility of 172%, and an expected life of 3.2 years.  $6,852 was recorded in warrants liability at February 2, 2009 and $6,852 has been included in sales and marketing expenses for the three months ended March 31, 2009. On March 31, 2009, the fair value for the 31,115 warrants was $5,733.  As a consequence, the Company recognized a gain on warrants for the three months ended March 31, 2009 of $1,119 (note 6(b)(ix)).

(v)

On February 2, 2009, the Company granted a warrant to a supplier to purchase 100,000 shares of common stock of the Company at $0.449 per share until November 30, 2012.  The warrant vests as follows: 50,000 on February 28, 2009 and 50,000 on May 31, 2009.  The fair value of the warrant was calculated as $18,086 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 191%, and an expected life of 3.7 years.  $8,735 has been included in research and development expenses for the three months ended March 31, 2009 and warrants liability at March 31, 2009.  The balance of $9,351 will be included in research and development expenses for the three months ended June 30, 2009.

(vi)

On February 2, 2009, the Company granted warrants to two employees to purchase 1,320,000 shares of common stock of the Company at $0.20 per share.  Of these warrants, 330,000 vest on June 30, 2009 and the balance vest at the rate of 55,000 per month for eighteen months commencing on July 31, 2009.  On March 19, 2009, one of the employees was terminated and a warrant to purchase 660,000 shares of common stock of the Company was forfeited.  Consequently, no expense was recorded for the three months ended March 31, 2009 with respect to this warrant.  The fair value of the remaining warrant to purchase 660,000 shares of common stock of the Company was calculated as $125,403 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.27%; expected volatility of 205%, and an expected life of 3.0 years.  Of this amount, $10,247 has been included in sales and marketing expenses for the three months ended March 31, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(vii)

On February 2, 2009, the Company approved the issuance of 400,000 shares of common stock of the Company to two employees.  Of these shares, 200,000 vest and are considered earned on March 31, 2009 and 200,000 vest and are considered earned on June 30, 2009.  On March 19, 2009, one of the employees was terminated and the right to earn 200,000 shares of common stock of the Company was forfeited.  Consequently, no expense was recorded for the three months ended March 31, 2009 with respect to these shares of common stock.  The fair value for the 100,000 shares of common stock that vested on March 31, 2009 was $20,000 and has been included in sales and marketing expenses for the three months ended March 31, 2009.  The fair value for the 100,000 shares of common stock that had not vested at March 31, 2009 was estimated $20,000.  Of this amount, $7,700 has been included in sales and marketing expenses for the three months ended March 31, 2009.

(viii)

On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period except that the initial 89,286 shares will not vest until January 31, 2009.  The warrant expires on January 31, 2012.  The fair value of the warrant was calculated as $272,569 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.24%; expected volatility of 125%, and an expected life of 2.7 years.  On March 19, 2009, the employee was terminated and the warrant was forfeited.  The total expense for the vested portion of the warrant on the date of forfeiture was $147,642.  Of this amount, $125,083 was included in sales and marketing expenses in 2008 and $22,559 was included in sales and marketing expense for the three months ended March 31, 2009.

(ix)

On January 30, 2009, the Company commenced accounting for 2,491,785 of its warrants as liability instruments in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as the Company determined that it no longer met the criteria for classing these warrants as equity.  During the three months ended March 31, 2009, the Company issued 3,569,188 additional warrants that have also been classified as liabilities under EITF No. 00-19.  On March 31, 2009, the estimated fair value of the 6,060,903 warrants was $1,065,314 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rates ranging from 0.50% to 1.32%; expected volatilities ranging from 192% to 254%, and an expected lives ranging from 0.75 years to 3.67 years.  $1,065,314 has been included in warrants liability at March 31, 2009.  The $1,065,314 included in warrants liability at March 31, 2009, compared to the previous valuation, on the later of January 30, 2009 or the date of issuance, resulted in a gain on warrants of $276,699.

7.  Income taxes:

The Company has net operating loss carry forwards which can be applied against U.S. taxable income and expire at various dates up to 2029.  The Company also has net operating loss carry forwards which can be applied against Canadian taxable income and expire at various dates up to 2029.

The Company has a deferred tax asset as at March 31, 2009.  Due to continued losses incurred by the Company and the uncertainty of being able to realize this asset, the Company has provided a full valuation allowance against its deferred tax asset.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

8.  Net loss per common share:

As the Company incurred a net loss during the three months ended March 31, 2008, the loss and diluted loss per common share for that period is based on the weighted-average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

March 31,
2009
(Unaudited)
Options to purchase common stock	996,958
Conversion of debentures and promissory notes	42,748,729
Exercise of Series A warrants	28,572
Exercise of Series C warrants	424,742
Exercise of Series D warrants	240,526
Exercise of Series G warrants	128,574
Exercise of Series J warrants	179,229
Exercise of Series K warrants	319,425
Exercise of Series L warrants	142,858
Exercise of Series O warrants	285,715
Exercise of Series Q warrants	35,715
Exercise of series R warrants	1,429
Exercise of Series S warrants	3,438,003
Exercise of Series T warrants	100,000
Exercise of Series U warrants	655,000
Exercise of Series V warrants	31,115
Exercise of Series W warrants	50,000
Exercise of Series X warrants	660,000
Exercise of other warrants	10,346,876

The following provides a reconciliation of the numerators and denominators for basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2009:

	Income (loss) (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income (loss) available to common shareholders	$7,166,970	7,680,395	$0.93
Effect of dilutive securities:
Stock options and warrants	(2,908,357)	867,796
Convertible debentures	(6,864,870)	40,057,462
Diluted EPS:
Income (loss) available to common shareholders	$(2,606,257)	48,605,653	$0.00

All stock options and warrants were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009 as the impact would be anti-dilutive.  The potentially dilutive securities that were not included in the diluted earnings per share calculation were 867,796 stock options and warrants.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

9.  Guarantees and commitments:

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of March 31, 2009 and December 31, 2008.

(b)  Commitments:

Operating lease

The Company has an operating lease agreement for office space in the U.S. that expires on August 31, 2009 and  two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs, are approximately as follows:  2009 - $124,517 and 2010 - $84,550.

In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs, as follows:  2009 - $51,484 and 2010 - $62,925.

Rent expense for operating leases for the three months ended March 31, 2009 and 2008 was $52,884 and $33,466, respectively.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

10.  Segmented reporting:

The Company operates in one dominant industry segment, which involves providing a web-based dashboard software solution that allows a user to create dashboard like views on top of their existing data sources.

Revenues attributable to geographic areas based on the location of the customer are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

United States	$ 19,234	$ 24,276
Canada	-	1,304
Europe	-	966

	$ 19,234	$ 26,546

The Company’s assets are located as follows:

	March 31,	December 31,
	2009	2008

	(Unaudited)	(Audited)

United States	$540,086	$1,074,775
Canada	63,592	78,866

11.  Economic dependence:

Four of the Company’s customers account for 80% of revenue for the three months ended March 31, 2009 (Three months ended March 31, 2008 – two customers account for 80% of revenue).

12.  Related party transactions:

The Company has issued $7,403,000 of debentures and $560,000 of promissory notes to the same lenders.  The debentures are convertible, at the lender’s option, into 37,015,000 shares of common stock of the Company at $0.20 per share.  The promissory notes and accrued interest are convertible, at the lender’s option, into 2,953,829 shares of common stock of the Company at $0.19 per share.  In addition, these lenders have been granted warrants to purchase 10,346,876 shares of common stock of the Company at $0.20 per share expiring at various dates to October 31, 2013.  On March 23, 2009, the Company agreed to exchange the 10,346,876 warrants, from time to time at the request of the lenders, into 10,346,876 shares of common stock of the Company.  As a consequence, these lenders can exercise significant influence over the operations of the Company.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

13.  Fair value measurements

The fair value of the Company’s financial liabilities at March 31, 2009 is as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$1,825,963	$ -	$1,825,963
Warrants liability	$ -	$3,134,690	$ -	$3,134,690

Valuation Methodology:

In determining the fair value of the embedded derivatives liability, the Company uses a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  Since the Company uses observable inputs in its valuation of its embedded derivatives liability, it is considered Level 2.

In determining the fair value of the warrants liability, the Company uses the Black Scholes option-pricing model having independent market observable inputs such as interest rates and volatilities.  Since the Company uses observable inputs in its valuation of its warrants liability, it is considered Level 2.

The fair value of the long-term debt is $8,733,476. In determining the fair value of the long-term debt, the Company uses a discounted cash flow method to estimate the fair value, or in the case where long-term debt has become immediately due and payable, the Company uses the face value of the long-term debt together with any accrued interest and other amounts owing. In determining the estimated discount rate, the Company has considered the credit worthiness of the Company and discount rates based on similar debt instruments.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other account payable approximate fair value due to the short term maturity of these instruments.

14.  Disclosures about derivative instruments and hedging activities:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) on January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative and hedging activities.

The Company has issued debentures for $7,925,200 pursuant to financing agreements negotiated with lenders that include embedded derivatives that have been accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (notes 4(a), 4(c), 4(d), 4(e) and 4(f)).  The embedded derivatives have not been designated as hedging activities under SFAS 133 and include the following:

(a)

The debentures are convertible, at the lenders option and subject to certain ownership limitations, into shares of common stock of the Company at $0.20 per share.  On April 29, 2009, the conversion price was reduced to $0.15 per share (note 14).

(b)

The Company can redeem some or all of the debentures from time to time at a 20% premium provided that the Company has met certain conditions which include a requirement that the daily traded volume of shares of common stock of the Company exceeds $125,000 for twenty consecutive trading days.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

14.  Disclosures about derivative instruments and hedging activities (continued):

(c)

The Company can make monthly payments on the debentures in cash or shares of common stock of the Company based on a price equal to the lesser of the conversion price on the debentures or 90% of the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to the payment date.  In order to make the payment in shares of common stock of the Company, the daily traded volume of shares of common stock of the Company must exceed $125,000 for twenty consecutive trading days.

(d)

The Company can force the holders of the debentures to convert the debentures to shares of common stock of the Company if the volume weighted average price for shares of common stock of the Company exceeds $3.15 per share for twenty of thirty consecutive trading days.  During the thirty trading day period, the daily traded volume of shares of common stock of the Company must exceed $125,000.

(e)

Certain holders of the debentures can exchange all or any portion of the debentures for any securities issued in a subsequent financing by the Company on a $1 for $1 basis.

In addition, the Company issues warrants from time to time pursuant to financings, as payments to suppliers for services and to certain employees.  Some of these warrants do not meet the criteria for classification as equity and have been classified as liabilities.

SFAS 133 requires that a company recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  The Company determines the fair value of the embedded derivative described in 13(a) using a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  At March 31, 2009, the fair value of this embedded derivative was a liability of $1,825,963 (note 12).  For three months ended March 31, 2009, the Company recognized a gain on this embedded derivative of $10,689,510.  The Company has determined that the embedded derivatives described in 13(b) to 13(e) have no value at March 31, 2009.

The estimated fair value of the liability at March 31, 2009 for warrants issued by the Company was $3,134,690 using the Black Scholes option-pricing model based on certain assumptions including the expected term of the warrants, expected volatility of the underlying stock over the expected term of the warrants and the risk-free interest rate.

The fair value of the Company’s derivative instruments at March 31, 2009 is as follows:

Derivatives not designated as hedging instruments under SFAS 133	Balance sheet location	Fair value
Debenture contracts	Embedded derivatives liability	$1,825,963
Warrant contracts	Warrants liability	$3,134,690

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

14.  Disclosures about derivative instruments and hedging activities (continued):

The effects of derivative instruments on the condensed consolidated statement of operations for the three months ended March 31, 2009 is as follows:

Derivatives not designated as hedging instruments under SFAS 133	Location in condensed consolidated statements of operation	Amount of Gain
Debenture contracts	Gain on embedded derivatives liability	$10,689,510
Warrant contracts	Gain on warrants	$ 3,107,741

15.   Change in accounting principle:

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009.  As a result of the adoption of EITF 07-5, the Company determined that warrants issued to debenture holders (notes 4(a), 4(c), 4(d), 4(e) and 4(f)) of the Company to purchase 10,719,875 shares of common stock of the Company that had been previously accounted for as equity instruments pursuant to an exemption from derivative treatment no longer satisfied the criteria for classification as equity.  Upon adoption of EITF 07-5, we reclassified the fair value of warrants with exercise price resets from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issuance.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company has recognized the following as at January 1, 2009 with respect to the 10,719,875 warrants: warrant liability of $4,879,377 to recognize the fair value of the warrants on the date of adoption of EITF 07-5; reduction of additional paid in capital of $4,236,751, and an increase to beginning accumulated deficit of $642,626.

These warrants were not issued with the intent of effectively hedging any future cash flow or the fair value hedge of any asset, liability or net investment in a foreign operation.  As a consequence, these warrants do not qualify for hedge accounting and all future changes in fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

On March 23, 2009, the Company agreed to exchange, from time to time at the request of the holders, 10,346,876 of these warrants for shares of common stock of the Company on a 1 for 1 basis.  On March 23, 2009, we recognized a gain of $2,756,965 on the change in fair value of the warrants for the period from January 1, 2009 to March 23, 2009.  At March 31, 2009, the holders of the 10,346,876 warrants had not exchanged the warrants for shares of common stock of the Company.  On March 24, 2009, the Company agreed to exchange, from time to time at the request of the holders, the remaining 372,999 warrants for shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for 372,999 of the warrants and recognized a gain of $74,077 on the change in fair value of the warrants for the period from January 1, 2009 to March 24, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

15.   Change in accounting principle (continued):

The Company determined the fair value of the warrants using the Black Scholes option pricing model using the following assumptions:

	March 24, 2009	March 23, 2009	December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Warrants	372,999	10,346,876	10,719,875
Expected volatility	183%	179% to 195%	168% to 182%
Expected dividends	Nil	Nil	Nil
Expected term (years)	4.41	3.52 to 4.61	3.75 to 4.83
Risk-free rate	1.56%	1.36% to 1.6%	1.36% to 1.67%

The impact on the condensed consolidated statement of operations for the three months ended March 31, 2008 for the 2,907,145 warrants that had been issued as at March 31, 2008 as though those warrants had been treated as a derivative liability since December 31, 2007 is as follows:

Net loss as previously reported	$(6,230,228)
Loss on warrants	(2,292,052)
Net loss as restated	$(8,522,280)
Loss per share as previously reported	$(0.94)
Loss per share as restated	$(1.29)

16.  Subsequent events:

(a)

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

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(In U.S. dollars)

16.  Subsequent events (continued):

(b)

On April 13, 2009, the Company and the holder of a debenture for $1,666,500 entered into an agreement to amend the debenture so that monthly payments of $98,029 are due on June 30, 2009 and the last calendar day of each month thereafter.

(c)

On April 29, 2009, the Company issued $400,000 of 10% Secured Promissory Notes due on June 30, 2009.  The notes bear interest at the rate of 10% per annum and are convertible into shares of common stock of the Company at $0.15 per share.  As a result of issuing these notes with a conversion price of $0.15 per share, the Company is required to reduce the exercise price on $7,925,200 of its debentures from $0.20 per share to $0.15 per share.  In addition, the exercise price on 3,438,003 warrants issued by the Company will be reduced from $0.20 per share to $0.15 per share.

17.  Comparative figures:

Certain comparative figures have been reclassified to conform with the presentation adopted in 2009.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.

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

You should carefully consider and evaluate all of these factors and the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we do not undertake to update forward-looking statements after we file this report with the SEC, even if new information, future events or other circumstances have made them incorrect or misleading.

Critical Accounting Policies

The financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America which often require the judgment of management in the selection and application of certain accounting principles and methods.  We consider the following accounting policies to be critical to an understanding of the financial position and results of operations for the Company discussed in this section because the application of these policies requires significant judgment on the part of management, and as a result, actual future developments may be different from those expected at the time that we make these critical judgments.  Additional accounting policies for the Company have been disclosed in the audited consolidated financial statements as at and for the year ended December 31, 2008 included in our Annual Report on Form 10-K.

(a) Revenue recognition:

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

(b)  Recent accounting pronouncements

(i)  SFAS No. 161

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) on January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative and hedging activities.

The adoption of SFAS 161 required additional disclosure in the notes to the condensed consolidated financial statements which are contained in note 14.

(ii)  EITF 07-5

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009.  EITF 07-5 provides guidance for determining whether an equity linked financial instrument or embedded feature is indexed to an entity’s own stock.

The adoption of EITF 07-5 required the Company to change its method of accounting for some of its warrants on January 1, 2009.  The impact of this change in accounting principle has been described in note 15 to the condensed consolidated financial statements.

(iii)

SFAS No. 133

The Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SFAS 133 requires the Company to account for derivatives embedded in debentures issued by the Company as a derivatives liability.  The impact of SFAS 133 has been described in note 14 to the condensed consolidated financial statements.

(iv)

EITF 00-19

On January 30, 2009, the Company commenced accounting for some of its warrants as liability instruments in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as the Company determined that it no longer met the criteria for classing these warrants as equity.

EITF 00-19 requires the Company to reclassify the warrants from equity to liabilities at January 30, 2009 at fair value and recognized subsequent changes in the fair value in income.  The impact of EITF 00-19 has been described in note 6(b)(ix) to the condensed consolidated financial statements.

(v)

FSP No. APB 14-1

FASB Staff position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” is effective for fiscal years beginning after December 15, 2008.  FSP No. APB 14-1 requires that debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  The Company evaluated the provisions of FSP No. APB 14-1 and determined that it did not impact any of the convertible debt instruments issued by the Company.

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008

Services revenues:  Services revenues for the three months ended March 31, 2009 were $19,234 compared to $26,546 for the three months ended March 31, 2008.  This decrease in services revenue of approximately $7,300 results from a decrease in software support for on-premises customers of $15,300 and a decrease in services provided to a customer in 2009 compared to services done for that customer in 2008 of $6,800 partially offset by sales of approximately $14,700 to six software-as-a-service (“Saas”) customers in 2009.

Gross profit (loss):  Gross profit (loss) on services for the three months ended March 31, 2009 was $(28,613) (148% of revenue) compared to $17,016 (64% of revenue) for the three months ended March 31, 2008.

The decrease in gross profit in 2009 compared to 2008 results primarily from the impact of costs incurred in 2009 related to implementation of initial services for our Saas customers.

General and administrative expenses:  General and administrative expenses for the three months ended March 31, 2009 were $1,136,261 compared to $1,973,874 for the three months ended March 31, 2008.  The decrease in costs of approximately $837,600 includes the following significant items:

•

Increase in compensation costs of approximately $8,700 in 2009 compared to 2008 resulting from hiring an administrative assistant in the summer of 2008 partially offset by a decrease in the U.S dollar equivalent compensation for our Chief Financial Officer in 2009 who is paid in Canadian dollars.

•

Increase in stock based compensation of approximately $688,300 in 2009 compared to 2008.  In 2009, stock based compensation was $812,000 resulting primarily from the cancellation of warrants and stock options held by three members of management and replacing them with shares of our common stock and fully vested warrants.  In 2008, stock related compensation was $123,700 resulting primarily from issuing warrants to our President and Chief Executive Officer and our Chief Financial Officer in late 2007.

•

Decrease in expense for investor relations and communications services of approximately $1,580,900 in 2009 compared to 2008.  In 2009, we incurred $15,000 in cash based expenses for a consultant for these services.  In 2008, we incurred $16,300 in cash based expenses and $1,579,600 in stock based expenses for three consultants for these services.

•

Increase in legal expense of approximately $15,100 in 2009 compared to 2008.  In 2009, we incurred costs for ongoing services from our securities counsel and fees for other general legal services.  In 2008, we only incurred fees for ongoing services from our securities counsel.

•

Decrease in accounting expense of approximately $14,200 in 2009 compared to 2008 resulting from the beneficial impact of translating expenses incurred in Canadian dollars in 2009 into U.S. dollars for reporting purposes and less use of part-time accounting assistance in 2009.

•

Increase in rent expense of approximately $19,300 in 2009 compared to 2008 due primarily to higher costs for our office in California in 2009 which were partially offset by a reduction in costs resulting from closing our office in Ottawa, Canada in late 2008.

•

Increase in insurance expense of approximately $16,000 in 2009 compared to 2008 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Increase in other costs of approximately $10,100 in 2009 compared to 2008 including travel, telephone and other operating costs.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended March 31, 2009 were $434,347 compared to $700,574 for the three months ended March 31, 2008.  The decrease in costs of approximately $266,300 includes the following significant items:

•

Decrease in compensation related costs of approximately $80,800 in 2009 compared to 2008.  Our base compensation costs increased by $30,700 in 2009 compared to 2008 due to the mix and location of our staff.  This increase was offset by the impact of a reversal in 2009 of $79,200 of costs accrued     in 2008 due to a settlement with some of our former staff.  In addition, we charged more of our staff time to customer activities in 2009 compared to 2008.

•

Decrease in stock based compensation of approximately $16,800 in 2009 compared to 2008.  In 2009, stock based compensation was $80,500 resulting from awarding stock options to staff in December

2008 and February 2009, awarding a warrant and common stock to our Vice President Sales and the costs in 2009 for a warrant awarded to our Chief Marketing Officer in 2008.  In 2008, stock related compensation was $97,300 and included the cost for a warrant awarded to our Chief marketing Officer and stock related compensation for our staff and two consultants.

•

Decrease in consulting and related services of approximately $156,000 in 2009 compared to 2008.  In 2009, we incurred costs of $37,400 for public relations services, lead generation and research analysts.  In 2007, we incurred $193,400 for these services.

•

Decrease in other costs of approximately $12,700 in 2009 compared to 2008 including travel and telephone.

Research and development expenses:  Research and development expenses for the three months ended March 31, 2009 were $158,562 compared to $269,128 for the three months ended March 31, 2008.  The decrease in costs of approximately $110,600 includes the following significant items:

•

Decrease in stock based compensation of approximately $42,200 in 2009 compared to 2008.  In 2009, there was no stock based compensation as a result of discontinuing our in-house research and development activities.  In 2008, stock based compensation was $42,200 for staff no longer with the Company in 2009.

•

Decrease in compensation related costs of approximately $118,900 in 2009 compared to 2008.  In 2008, we discontinued our research and development activities in Ottawa, Ontario due to outsourcing product development and testing to India, China and then Belarus.  In addition, we terminated our Chief Technical Officer in late 2008.

•

Increase in consulting expense of approximately $19,800 in 2009 compared to 2008 resulting primarily from the outsourcing of product development and testing.

•

Increase in costs of $25,000 in 2009 compared to 2008 due to the use of an outside data facility for demonstrations of our product and to deliver services to customers.

•

Increase in costs of approximately $7,500 in 2009 compared to 2008 due to a reduction in tax credits available in Ontario, Canada.

•

Decrease in other miscellaneous costs of approximately $1,800 in 2009 compared to 2008.

Depreciation:  Depreciation was $22,699 for the three months ended March 31, 2009 compared to $22,776 for the three months ended March 31, 2008.

Interest expense:  Interest expense increased from $567,580 for the three months ended March 31, 2008 to $4,733,217 for the three months ended March 31, 2009.  This increase results primarily from the impact of accretion to face value at March 31, 2009 on the debentures issued by the Company on September 28, 2007, June 12, 2008, July 28, 2008, August 20, 2008 and October 31, 2008 and on promissory notes issued by the Company on March 23, 2009.  In addition, interest expense increased in 2009 compared to 2008 as a result of financing costs incurred on the debentures and promissory notes described above.

Gain (loss) on embedded derivatives:  Gain on embedded derivatives was $10,689,510 for the three months ended March 31, 2009 compared to a loss of $2,727,828 for the three months ended March 31, 2008.  In September 2007, June 2008, July 2008, August 2008 and October 2008, we closed debenture financings that included embedded derivative liabilities.  The change in fair value of the embedded derivatives for the debentures described above as at March 31, 2009 compared to December 31, 2008 resulted in a gain.

Gain (loss) on warrants:  Gain on warrants was $3,107,741 for the three months ended March 31, 2009 compared to $2,292,052 for the three months ended March 31, 2008.  Effective January 1, 2009, we changed our method of accounting for 10,719,875 of our warrants.  The estimated fair value of the warrants on that date compared to the estimated fair value on March 23, 2009 and March 24, 2009 when the warrants were modified resulted in a gain.  In addition, we changed the classification of other warrants from equity to a liability on January 30, 2009.  The estimated fair value of these warrants on January 30, 2009 compared to the estimated fair value on March 31, 2009 resulted in a gain.  The loss of $2,292,052 for the three months ended March 31, 2008 represents the impact for that period of retroactively applying the method of accounting for our warrants.

Loss on modification of warrants:  Loss on modification of warrants was $121,751 for the three months ended March 31, 2009 compared to a loss of $Nil for the three months ended March 31, 2008.  In 2009, the Company agreed to exchange warrants to purchase 10,719,875 shares of common stock of the Company for 10,719,875 shares of common stock.  The fair value of the 10,719,875 shares of common stock of the Company was $2,170,085 and the fair value of the warrants to purchase 10,719,875 shares of common stock of the Company was $2,048,334.  As a consequence, the Company recognized a loss on modification of the warrants.

Foreign exchange gain:  Foreign exchange gain for the three months ended March 31, 2009 was $4,928 compared to a loss of $3,078 for the three months ended March 31, 2008.

Net income (loss):  Net income was $7,166,970 ($0.93 per share basic and $0.00 on a diluted basis) for the three months ended March 31, 2009 compared to a net loss of $8,522,280 ($1.29 per share) for the three months ended March 31, 2008.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

sell our software as a service to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At March 31, 2009, the Company had negative working capital of $13,849,757 compared to negative working capital of $16,082,720 at December 31, 2008.  The decrease in working capital at March 31, 2009 compared to December 31, 2008 results primarily from a decrease in our cash balances, the impact of an increase in the short-term portion of our long-term debt,change in our embedded derivatives liability and the change in our common stock purchase warrants liability.  The Company had cash of $252,514 at March 31, 2009 compared to cash of $648,781 at December 31, 2008.  The cash balance at March 31, 2009 is not sufficient to satisfy the requirements of our plan of operations.  Consequently, the Company will require additional capital in 2009 and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its ongoing liquidity requirements.  The factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes and the negotiation of repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the three months ended March 31, 2009, the Company used $953,867 of cash in operations compared to a use of cash in operations of $1,109,239 for the three months ended March 31, 2008.  The use of cash in operations for the three months ended March 31, 2009 resulted from net income of $7,166,970 decreased by a gain on embedded derivatives of $10,689,510, gain on common stock purchase warrants of $3,107,741, a government contribution of $11,682 and net change in non-cash working capital of $93,819 offset by the following non-cash expenses: consulting fees of $15,587, compensation expense of $892,442, interest expense of $4,729,436, depreciation of $22,699 and loss on modification of warrants of $121,751.  The use of cash for the three months ended March 31, 2008 resulted from a net loss of $8,522,280 increased by net change in non-cash working capital of $71,819 offset by the following non-cash expenses: consulting fees of $1,694,214, compensation expense of $198,564, loss on embedded derivatives of $2,727,828, loss on warrants of $2,292,058, interest expense of $549,426 and depreciation expense of $22,776.

Net cash provided by financing activities:  During the three months ended March 31, 2009, the Company received $560,000 from the issuance of 10% secured promissory notes maturing on June 30, 2009.  In addition, the Company received $15,901 pursuant to a repayable assistance program with the Government of Canada for its office in St. John’s, Newfoundland and repaid $14,006 to the Government of Canada.  During the three months ended March 31, 2008, the Company received $88,015 pursuant to the repayable assistance program with the Government of Canada for its office in St. John’s, Newfoundland.  During the three months ended March 31, 2008, the Company repaid $99,980 to a lender.

Commitments:

(a)  Operating lease

The Company has an operating lease for office space in the U.S. that expires on August 31, 2009 and two operating leases for office space in Canada that expire on December 31, 2010.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2009	124,517
2010	84,550
Total	$209,067

In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs, as follows:  2009 - $51,484 and 2010 - $62,925.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Our internal control over financial reporting is a process designed under supervision of the our principal executive officer and our principal financial officer, and carried out by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our condensed consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes certain policies and procedures that: relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles; provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

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

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  A material weakness is a significant deficiency, as defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, or a combination of significant deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.  Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2008, our previous independent registered public accounting firm advised the Board of Directors and management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness.  Our previous independent public accounting firm indicated that they considered these deficiencies to be reportable conditions as that term is defined under standards established by the American Institute of Public Accountants.

In connection with the preparation of our condensed consolidated financial statements for the three months ended March 31, 2009, we have identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our condensed consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related condensed consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our previous independent registered public accountants, we believe that the condensed consolidated financial statements and other financial information included in this Report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the condensed consolidated financial statements and Forms 10-Q and 10-K.  This deficiency resulted in errors in the Company’s preliminary condensed consolidated financial statements at March 31, 2009 which were corrected, and more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this Report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For information regarding legal proceedings, refer to “Part 1, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material developments from the matters discussed in our Form 10-K for the year ended December 31, 2008.

ITEM 1A.  RISK FACTORS.

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes from the risk factors during the three months ended March 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009, the Company completed the following transactions:

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

•

On February 2, 2009, the Company approved the cancellation of a warrant issued to an employee of the Company to purchase 357,143 shares of common stock of the Company at $1.33 per share until January 31, 2012.

•

On February 2, 2009, the Company granted warrants to employees of the Company to purchase 1,320,000 shares of common stock of the Company at $0.20 per share.  Of these warrants, 330,000 vest on June 30, 2009 and the balance vest at the rate of 55,000 per month for eighteen months commencing on July 31, 2009.  On March 19, 2009, 660,000 of these warrants were forfeited.

•

On February 2, 2009, the Company approved the issuance of 400,000 shares of common stock of the Company to employees of the Company.  Of these shares, 200,000 vest on March 31, 2009 and 200,000 vest on June 30, 2009.  On March 19, 2009, 200,000 of these shares of common stock were forfeited.

•

On March 23, 2009, the Company issued $560,000 of 10% Secured Promissory Notes due on June 30, 2009.  The Notes bear interest at the rate of 10% per annum and are convertible into shares of common stock of the Company at $0.19 per share.  As consideration for the waiver of anti-dilution provisions on $7,403,000 of debentures and 10,346,876 warrants that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holders, the 10,346,876 warrants for 10,346,876 shares of common stock of the Company.

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

For the period from April 1, 2009 to April 30, 2009, the Company completed the following transactions:

•

On April 29, 2009, the Company issued $400,000 of 10% Secured Promissory Notes due on June 30, 2009.  The notes bear interest at the rate of 10% per annum and are convertible into shares of common stock of the Company at $0.15 per share.  As a result of issuing these notes with a conversion price of $0.15 per share, the Company is required to reduce the exercise price on $7,925,200 of its debentures from $0.20 per share to $0.15 per share.  In addition, the exercise price on 3,438,003 warrants issued by the Company will be reduced from $0.20 per share to $0.15 per share.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS.

3.1	Articles of Incorporation (1)
3.2	Articles of Merger (2)
3.3	By-laws (1)
3.4	Certificate of Amendment to Articles of Amendment to the Articles of Incorporation (3)
10.1	Form of Common Stock Purchase Warrant issued January 30, 2009 to directors and executive officers (4)
10.2	Form of 10% Secured Promissory Note (5)
10.3	Letter Agreements dated March 24, 2009 (5)
10.4

Letter Agreement dated April 13, 2009 by and among Blink Logic Inc. (the “Company”), Enable Growth Partners LP (“Enable Growth”), Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC

10.5 10.6 10.7 10.8

Letter Agreement by and between the Company and Enable Growth

Letter Agreement by and between the Company and Enable Growth

Letter Agreement by and between the Company and Enable Growth

Form of 10% Secured Promissory Note (6)

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

(1)  Incorporated by reference to the Company's Annual Report on Form 10KSB (File No. 001-05996), effective April 30, 2004

(2)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective November 8, 2007.

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-05996) effective on February 1, 2008.

(4)  Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-05996), effective April 16, 2009.

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective March 25, 2009.

(6)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective April 30, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK LOGIC INC.

By:   /s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: May 20, 2009

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: May 20, 2009

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: May 20, 2009