Form 10-Q
period 2009-06-30
BLINK LOGIC INC.
filed 2009-08-18
CIK 81350

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2011 Estimated average burden hours per response 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    Yes  ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.):    Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

At August 12, 2009, 10,615,990 shares of the registrant’s common stock were outstanding.

SEC 1296 (04-09)

Potential persons who are to respond to the collection of information contained in this form are not required  to  respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements.

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
	and December 31, 2008.	4

	Condensed Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2009 and 2008 (unaudited).	5

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2009 and 2008 (unaudited).	6

	Notes to the Condensed Consolidated Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations.	53

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	63

ITEM 4T.	Controls and Procedures.	63

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.	65

ITEM 1A.	Risk factors.	65

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	65

ITEM 3.	Defaults Upon Senior Securities.	69

ITEM 4.	Submission of Matters to a Vote of Security Holders.	69

ITEM 5.	Other Information.	69

ITEM 6.	Exhibits.	69

	Signatures.	70

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLINK LOGIC INC.

For the quarter ended June 30, 2009

BLINK LOGIC INC. Condensed Consolidated Balance Sheets June 30, 2009 and December 31, 2008 (In U.S. dollars)
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$ 405,715	$ 648,781
Accounts receivable net	29,177	64,779
Investment tax credits and other tax credits receivable	37,008	30,283
Contracts in process	1,617	19,293
Prepaid expenses	251,293	160,649

	724,810	923,785
Deferred consulting services and other prepaid expenses	-	846
Deferred charges (notes 4(c), 4(d), 4(f), 4(g), 4(h) and 4(i))	29,873	125,490
Property and equipment (note 3)	56,964	103,520

Total Assets	$ 811,647	$ 1,153,641

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$ 568,455	$ 557,030
Accrued liabilities	231,324	249,502
Other account payable (note 3)	27,791	40,224
Current portion of long-term debt, net of discounts of $55,978 (note 4)	192,101	3,589,990
Embedded derivatives liability (notes 4(a), 4(b), 4(c), 4(d), 4(f), 4(g), (h) 4(i), 13 and 14)	9,986,505	12,515,473
Warrants liability (notes 4(d), 4(f), 4(g), 4(h), 4(i), 6(b)(ix), 13, 14 and 15))	670,906	-
Deferred revenue	24,729	54,286

	11,701,811	17,006,505

Long-term debt, net of discounts of $10,810,163 (note 4)	101,485	59,906

Guarantees, commitments and contingencies (note 9)

Stockholders’ deficiency (note 6):
Common stock, $0.001 par value. Authorized 42,857,143;
issued and outstanding 10,451,154 shares at June 30,
2009 and 6,997,501 shares at December 31, 2008	49,877	46,424
Common stock to be issued for services	11,000	11,000
Additional paid-in capital	12,864,364	16,730,160
Accumulated other comprehensive loss	(347,009)	(347,009)
Accumulated deficit	(23,569,881)	(32,353,345)

	(10,991,649)	(15,912,770)
Basis of presentation (note 2(a))
Subsequent events (note 16)
Total Liabilities and Stockholders’ Deficiency	$ 811,647	$ 1,153,641

See accompanying notes to unaudited interim period condensed consolidated financial statements.

BLINK LOGIC INC. Condensed Consolidated Statements of Operations Three and six months ended June 30, 2009 and 2008 (In U.S. dollars)
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(notes 15 and 17)		(notes 15 and 17)
Revenues:
Services	$ 28,035	$ 35,697	$ 47,269	$ 62,243
Products	-	17,557	-	17,557
Cost of revenues:	28,035	53,254	47,269	79,800
Cost of services	57,378	15,547	105,225	25,077

Gross profit (loss)	(29,343)	37,707	(57,956)	54,723

Expenses:
General and administrative	413,567	627,972	1,550,642	2,602,625
Research and development	95,109	299,666	272,603	589,556
Sales and marketing	202,512	653,496	639,812	1,355,306

	711,188	1,581,134	2,463,057	4,547,487

	(740,531)	(1,543,427)	(2,521,013)	(4,492,764)
Other income (expenses):
Interest income	-	2,730	241	14,168
Interest expense	(247,880)	(650,871)	(4,981,097)	(1,218,450)
Loss on extinguishment of debt (notes 4(d), 4(f), 4(g), 4(h), 4(i), 4(k) and 4(l)	(652,948)	-	(652,948)	-
Loss on modification of warrants (notes 4(d), 4(f), 4(g), 4(h) and 4(i))	-	-	(121,751)	-
Gain (loss) on embedded derivatives (notes 4(a), 4(b), 4(c), 4(d), 4(f), 4(g), 4(h) and 4(i))	1,756,434	2,053,039	12,445,944	(674,789)
Gain (loss) on warrants (notes 4(d), 4(f), 4(g), 4(h), 4(i), 6(b)(ix))	2,164,141	1,673,467	5,271,882	(618,585)
Loss on fixed assets	(1,071)	(14,728)	(1,071)	(14,728)
Foreign exchange gain (loss)	(19,025)	(5,307)	(14,097)	(2,229)
	2,999,651	3,058,330	11,947,103	(2,514,613)
Net income (loss)	$ 2,259,120	$ 1,514,903	$ 9,426,090	$ (7,007,377)
Other comprehensive income	-	-	-	-
Comprehensive income (loss)	$ 2,259,120	$ 1,514,903	$ 9,426,090	$ (7,007,377)

Net income (loss) per common share (note 8) - basic	$ 0.27	$ 0.22	$ 1.16	$ (1.03)
- diluted	$ 0.00	$ 0.01	$ 0.02	$ (1.03)

Weighted-average number of common shares outstanding - basic	8,523,000	6,959,662	8,104,025	6,788,965
- diluted	42,857,143	12,464,523	42,857,143	6,788,965

See accompanying notes to unaudited interim period condensed consolidated financial statements.

BLINK LOGIC INC. Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2009 and 2008 (In U.S. dollars)
	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
		(notes 15 and 17)
Cash flows from operating activities:
Net income (loss)	$ 9,426,090	$ (7,007,377)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	45,205	44,246
Accretion on long-term debt and financing charges	4,973,617	1,196,556
Stock-based compensation	874,008	387,071
Stock-based consulting fees	22,474	1,806,592
Loss (gain) on embedded derivatives	(12,445,944)	674,789
Loss on extinguishment of debt	652,948	-
Loss on modification of warrants	121,751	-
Loss (gain) on warrants	(5,271,882)	618,585
Government contribution	(11,682)	-
Loss on fixed assets Decrease in accounts receivable Decrease (increase) in investment tax credits receivable	1,071 35,602 (6,725)	14,728 21,103 177,688

     Decrease (increase) in contracts in process

Increase in prepaid expenses

Increase in accounts payable and accrued liabilities

Increase (decrease) in deferred revenue

Increase (decrease) in other account payable

	17,676 (89,798) 32,185 (29,557) (229)	(16,932) (89,760) 88,118 63 27,758
Net cash used in operating activities	(1,653,190)	(2,056,772)

Cash flows from investing activities: Purchase of property and equipment	(11,923)	(31,713)
Net cash used in investing activities	(11,923)	(31,713)
Cash flows from financing activities:
Net proceeds from long-term debt	1,445,901	466,617
Repayments of long-term debt	(28,898)	(99,980)

Net cash provided by financing activities	1,417,003	366,637

Effects of exchange rates on cash and cash equivalents	5,044	(3,390)

Net decrease in cash and cash equivalents	(243,066)	(1,725,238)

Cash and cash equivalents, beginning of period	648,781	1,949,862

Cash and cash equivalents, end of period	$ 405,715	$ 224,624

Supplemental information to Condensed Consolidated Statements of Cash Flows:
Interest paid	$ 7,480	$ 21,894

See accompanying notes to unaudited interim period condensed consolidated financial statements.

BLINK LOGIC INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (continued) Six months ended June 30, 2009 and 2008 (In U.S. dollars)

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

5.  On March 23, 2009, the Company agreed to exchange 10,346,876 warrants held by lenders for 10,346,876 shares of common stock of the Company.  On June 22, 2009, the Company issued 2,114,000 shares of common stock of the Company in exchange for 2,114,000 of the warrants.

6.  On March 24, 2009, the Company agreed to exchange 372,999 warrants held by lenders for 372,999 shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the 372,999 warrants.

7.  On April 29, 2009, the Company received $400,000 pursuant to the issuance of 10% secured promissory notes maturing on June 30, 2009.

8.  On June 23, 2009, the Company received $500,000 pursuant to the issuance of $575,000 of non-interest bearing convertible debentures maturing on October 31, 2010.

9.  On June 23, 2009, the Company issued $9,113,980 of non-interest bearing convertible debentures maturing on October 31, 2010 in exchange for $4,070,000 of non-interest bearing convertible debentures maturing on September 28, 2009, $444,400 of non-interest bearing convertible debentures maturing on June 12, 2010, $522,200 of non-interest bearing convertible debentures maturing on August 20, 2010 and $1,666,500 of non-interest bearing convertible debentures maturing on October 31, 2010.  On the same date, the Company issued $1,127,164 of 10% secured convertible promissory notes maturing on October 31, 2010 in exchange for $960,000 of 10% secured promissory notes maturing on June 30, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

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

2.   Summary of significant accounting policies:

(a)  Basis of presentation:

These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and include the accounts of Blink Logic Inc. and its wholly-owned subsidiary, Blink Logic Corp.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting policies are consistent with the policies outlined in the Company’s audited financial statements as at and for the year ended December 31, 2008 except for the adoption of SFAS 161 which was effective for fiscal years and interim periods beginning after November 15, 2008 as described in note 2(c) and EITF 07-5 which was effective for fiscal years beginning after December 15, 2008 as described in note 2(c).  In addition, the Company commenced accounting for some of its warrants as liabilities on January 30, 2009 in accordance with EITF 00-19 as described in note 2(c).

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results may differ from those estimates.  Significant management estimates include assumptions used in calculating share-based compensation, calculating the fair value of warrants, estimating the fair value of derivatives embedded in long-term debt, estimating the recoverability of losses for tax purposes and estimating the fair value of long-term debt.

The condensed consolidated financial statements included herein are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring entries) necessary for fair presentation of the condensed consolidated financial position and results of operations of the Company for the periods presented.  The condensed consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily representative of the operating results expected for the full fiscal year ending December 31, 2009.  Moreover, these condensed consolidated financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles used in the United States of America and should be read in conjunction with the Company’s audited consolidated financial statements as at and for the year ended December 31, 2008.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has minimal revenues, negative working capital of $10,977,001 as at June 30, 2009 and has incurred negative cash flow from operations of $1,653,190 for the six months then ended.  As of June 30, 2009, the Company has an accumulated deficit of $23,569,881

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

2.  Summary of significant accounting policies (continued):

(a)  Basis of presentation (continued):

and a stockholders’ deficiency of $10,991,649.  In addition, the Company expects to continue to incur operating losses for the foreseeable future and has no lines of credit or other financing facilities in place.  The Company requires additional capital in 2009 and increases to its revenue on a profitable basis in order to continue operations.  To date, the Company has been able to finance its operations from private placements of its securities.

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

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

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

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

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

(iii)  Accounting for derivative instruments and hedging activities:

The Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SFAS 133 requires the Company to account for derivatives embedded in debentures and promissory notes issued by the Company as a derivatives liability.  The impact of SFAS 133 has been described in note 14 to the condensed consolidated financial statements.

(iv) Accounting for derivative financial instruments:

On January 30, 2009, the Company commenced accounting for some of its warrants as liability instruments in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), as the Company determined that it no longer met the criteria for classing these warrants as equity.

EITF 00-19 required the Company to reclassify the warrants from equity to liabilities at January 30, 2009 at fair value and recognized subsequent changes in the fair value in income.  The impact of EITF 00-19 has been described in note 6(b)(ix) to the condensed consolidated financial statements.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

2.   Summary of significant accounting policies (continued):

(b)  Recent accounting pronouncements (continued):

(v)  FSP No. APB 14-1:

FASB Staff position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” is effective for fiscal years beginning after December 15, 2008.  FSP No. APB 14-1 requires that debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The Company evaluated the provisions of FSP No. APB 14-1 and determined that it did not impact any of the convertible debt instruments issued by the Company.

(vi)  Subsequent events:

The Company adopted FASB Statement No. 165, “Subsequent Events” (“SFAS 165”), effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 required additional disclosure in the notes to the condensed consolidated financial statements which are contained in note 16.

(vii)  Accounting standards codification:

FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), was issued in June 2009 and is effective for interim and annual periods ending after September 15, 2009.  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company is evaluating the impact of SFAS 168 but does not expect it to have any significant impact on the condensed consolidated financial statements or consolidated financial statements of the Company.

3.   Other account payable:

On February 28, 2008, the Company purchased property and equipment consisting of $141,520 of software and $32,419 of related support services.  On that date, the Company and the supplier entered into a payment  plan agreement (“Payment Plan”) under which the Company paid $25,000 on February 28, 2008 and the balance was payable in installments of $40,410 on May 1, 2008 and $40,224 on each of August 1, 2008, November 1, 2008 and February 1, 2009.  These blended principal and interest payments include interest at 14.52%.  $1,896 was charged to interest expense for the three months ended March 31, 2008 pursuant to the Payment Plan.  The Company did not make the payment of $40,410 due on May 1, 2008.  As a result of this default, $10,247 was charged to interest expense for the three months ended June 30, 2008.  The Company made the May 1, 2008 payment on July 8, 2008, the August 1, 2008 payment on August 21, 2008 and the November 1, 2008 payment on November 17, 2008.  On April 9, 2009, the Company paid $15,000 of the payment due on February 1, 2009.   At June 30, 2009, $27,791 was due to the supplier including $2,567 in accrued interest.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt:

	June 30, 2009	December 31, 2008
Debentures, maturing on October 31, 2010, non-interest bearing, secured by a first floating charge on all assets of the Company (note 4(a))	$ 38,448	$ -
Promissory notes, maturing on October 31, 2010, bearing interest at 10% per annum, secured by a first floating charge on all assets of the Company (note 4(b))	5,325	-
Debentures, maturing on October 31, 2010, non-interest bearing, secured by a first floating charge on all assets of the Company (note 4(c))	2,435	-
Debentures, maturing on September 28, 2009, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(d))	-	2,806,224
Promissory note, maturing on August 5, 2009, bearing interest at 10% per annum, unsecured (note 4(e))	131,915	76,065
Debenture, maturing on June 12, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(f))	-	127,526
Debenture, maturing on July 28, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(g))	-	239,985
Debentures, maturing on August 20, 2010, non-interest bearing, secured by a second floating charge on all assets of the Company (note 4(h))	-	155,149
Debenture, maturing on October 31, 2010, non-interest bearing, secured by a first floating charge on all assets of the Company (note 4(i))	-	127,573
Repayable contribution to the Government of Canada, (denominated in Canadian dollars C$134,283), non-interest bearing (note 4(j))	115,463	117,374

	293,586	3,649,896
Less current portion of long-term debt	192,101	3,589,990
	$ 101,485	$ 59,906

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

Additional terms and conditions related to long-term debt are as follows:

(a)

On June 23, 2009, the Company issued non-interest bearing debentures for $9,113,980 maturing on October 31, 2010.  These debentures were issued pursuant to the amendment and restatement of debentures for $4,070,000 issued on September 28, 2007, $444,400 issued on June 12, 2008, $1,222,100 issued on July 28, 2008, $522,200 issued on August 20, 2008 and $1,666,500 issued on October 31, 2008 (notes 4(d), 4(f), 4(g), 4(h) and 4(i)).  The debentures are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  The Company can repay all or any portion of the debentures at any time upon at least two trading days notice to the lenders.  As a condition of the debentures, the Company is required to obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 within thirty days of June 23, 2009 (note 16).

On June 23, 2009, the estimated fair value of the debentures was $5,715,199 using a discounted cash flow method.  $5,715,199 was allocated to the embedded derivatives liability at June 23, 2009.  At June 30, 2009, the estimated value of the embedded derivatives was $8,832,817.  As a consequence, the Company recognized a loss on the embedded derivatives of $3,117,618 for the three months ended June 30, 2009.

The debentures are being accreted to the face value of $9,113,980 on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three months ended June 30, 2009, $38,448 was charged to interest expense pursuant to this accretion.

(b)

On June 23, 2009, the Company issued 10% secured promissory notes for $1,127,164 maturing on October 31, 2010.  These notes were issued pursuant to the amendment and restatement of 10% secured promissory notes for $560,000 issued on March 23, 2009 and $400,000 issued on April 29, 2009 (notes 4(k) and 4(l)).  The notes bear interest at the rate of 10% per annum commencing on January 1, 2010 and are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  The Company can repay all or any portion of the notes at any time upon at least two trading days notice to the lenders.  As a condition of the notes, the Company is required to obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 within thirty days of June 23, 2009 (note 16).

On June 23, 2009, the estimated fair value of the notes was $785,814 using a discounted cash flow method.  $785,814 was allocated to the embedded derivatives liability at June 23, 2009.  At June 30, 2009, the estimated value of the embedded derivatives was $596,427.  As a consequence, the Company recognized a gain on the embedded derivatives of $189,387 for the three months ended June 30, 2009.

The notes are being accreted to the face value of $1,127,164 on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three months ended June 30, 2009, $5,325 was charged to interest expense pursuant to this accretion.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(c)

On June 23, 2009, the Company received cash consideration of $500,000 in exchange for the issuance of $575,000 of non-interest bearing debentures maturing on October 31, 2010.  The notes are convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  The Company cannot repay any portion of the debentures prior to maturity without consent of the lenders.

On June 23, 2009, the estimated fair value of the notes was $360,571 using a discounted cash flow method.  The discount of $139,429 from the cash consideration of $500,000 has been recorded as additional paid-in capital.  $360,571 was allocated to the embedded derivatives liability at June 23, 2009.  At June 30, 2009, the estimated value of the embedded derivatives was $557,261.  As a consequence, the Company recognized a loss on the embedded derivatives of $196,690 for the three months ended June 30, 2009.

The debentures are being accreted to the face value of $575,000 on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three months ended June 30, 2009, $2,435 was charged to interest expense pursuant to this accretion.

The Company incurred $30,000 in costs in connection with the issuance of the debentures.  These costs are being recognized on an effective interest rate basis as a charge to interest expense over the period to maturity.  $127 has been included as a charge to interest expense for the three months ended June 30, 2009 and the balance of $29,873 has been included in deferred charges at June 30, 2009.

(d)

On September 28, 2007, the Company received cash of $3,500,000 in exchange for the issuance of $4,070,000 of non-interest bearing debentures maturing on September 28, 2009 and warrants to purchase 2,907,145 shares of common stock of the Company at $1.96 per share.  The warrants expire on September 28, 2012.  The debentures were originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 28, 2008, the Company was required to redeem $226,111 of the debentures per month.  The Company could elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company could repay all or any portion of the debentures at any time, subject to certain conditions,   by paying an amount equal to 120% of the outstanding principal.  In addition, the Company could require the   lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $1,422,553 of the cash consideration received by the Company was allocated to the debentures and $2,077,447 was allocated to the warrants and included in additional paid-in capital based on their relative fair values at the date of issuance of the debentures in 2007. Of the $1,422,553 allocated to the debentures, $1,165,759 was allocated to the embedded derivatives liability at September 28, 2007 and the residual of $256,794 was allocated to long-term debt.  At December 31, 2008 and March 31, 2009, the estimated value of the embedded derivatives was $6,214,874 and $741,135, respectively.  As a consequence, a gain on the embedded derivatives of $5,473,739 was recognized for the three months ended March 31, 2009.  On June 23, 2009, the debentures were amended and restated.  On that date, the estimated value of the embedded

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(d) (continued):

derivatives was $587,355.  As a consequence, a gain on the embedded derivatives of $153,780 has been recognized for the period from April 1, 2009 to June 23, 2009.   Additional details on the derivatives liability has been provided in note 14.

The debentures were being accreted to the face value of $4,070,000 on an effective interest rate basis through a charge to interest expense over the period to maturity.  As a result of the default on the debentures described below, the Company accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $1,263,776 was charged to interest expense pursuant to this accretion.

The Company incurred $109,675 in costs in 2007 in connection with the issuance of the debentures.  At December 31, 2008, $901 was included in deferred charges with respect to these costs.  As a result of the default on the debentures described below, $901 was included as a charge to interest expense for the three months ended March 31, 2009.

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

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(d) (continued):

The Company did not make the debenture payments of $452,222 due on January 28, 2009, February 28, 2009 and March 28, 2009.  As a result, the Company was in default under the terms of the debentures on March 31, 2009.  On April 13, 2009, the Company and the holders of the Company’s debentures entered into an agreement to amend the terms of the debentures so that monthly payments of $1,017,500 were due commencing on June 28, 2009 and the 28th day of each month thereafter until maturity on September 28, 2009.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payments that were not made on January 28, 2009, February 28, 2009 and March 28, 2009.

The modification of the payment terms on the debentures on April 13, 2009 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amounts of the debentures were not modified on that date.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(i)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $4,070,000 of debentures from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrants to purchase 2,907,145 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrants from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debentures from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

On April 29, 2009, the Company issued promissory notes (note 4(l)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $4,070,000 of debentures from $0.20 per share to $0.15 per share.  The impact of the reduction in the conversion price on the debentures from $0.20 per share to $0.15 per share was included in the gain on embedded derivatives of $153,780 for the period from April 1, 2009 to June 23, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the debentures.  The amendment and restatement of the debentures on June 23, 2009 included increasing the amount owed on the debentures at June 23, 2009 to $4,680,500, extending the maturity date of the debentures to October 31, 2010, waiving payments on the debentures until maturity and modifying the conversion price on the debentures to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated debentures was $2,935,051 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  On the same date, the carrying value of the debentures was $4,070,000 and the estimated fair value of the embedded derivatives liability was $587,355.  As a consequence of the amendment and restatement of the debentures, the Company has recognized a gain on embedded derivatives of $2,347,696 and a loss on

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(d) (continued):

extinguishment of debt of $625,392 in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrants to purchase 2,907,145 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrants to purchase 2,907,145 shares of common stock of the Company was $1,314,185 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.36%; expected volatility of 182%, and expected life of 3.75 years.  At the time of issuance of the warrants in 2007, the amount credited to additional paid in capital with respect to the 2,907,145 warrants was $2,077,447.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company recognized the following as at January 1, 2009 with respect to the 2,907,145 warrants: warrant liability of $1,314,185; reduction of additional paid in capital of $2,077,447, and a decrease to accumulated deficit of $763,262.  On March 23, 2009, the liability for the warrants to purchase 2,907,145 shares of common stock of the Company was $542,985 as described below.  As a consequence, the Company recognized a gain of $771,200 on the warrants for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(k)).  As consideration for the waiver of anti-dilution provisions on $4,070,000 of debentures and 2,907,145 warrants that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holders, the 2,907,145 warrants for 2,907,145 shares of common stock of the Company.  On the same date, the fair value of the 2,907,145 shares of common stock of the Company was $581,429 and the fair value of the warrants to purchase 2,907,145 shares of common stock of the Company described above was $542,985 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.36%; expected volatility of 195%, and an expected life of 3.5 years.  As a consequence, the Company recognized a loss on the modification of the warrants of $38,444 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the 2,907,145 warrants was $581,429 based on a stock price of $0.20 per share.

On June 22, 2009, the holders exchanged 2,114,000 warrants for 2,114,000 shares of common stock of the Company.  On that date, the fair value of the 2,114,000 warrants was $306,530 based on a stock price of $0.145 per share.  As a consequence, the Company recognized a gain of $116,270 on the exchange of the warrants.

On June 30, 2009, the fair value of the remaining 793,145 warrants was $23,795 based on a stock price of $0.03 per share.  As a consequence, the Company recognized a gain on warrants of $134,834 for the three months ended June 30, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(e)

On August 6, 2007, the Company received cash of $150,000 in exchange for the issuance of a 10% promissory note maturing on August 5, 2009.  The promissory note and accrued interest are convertible, at the lender’s option, into shares of common stock of the Company at a price of $0.91 per share.  Interest is due and payable on a quarterly basis at the request of the lender.  At the option of the Company, interest can be paid in cash or shares of common stock of the Company calculated at a 10% discount to the average closing price of the common stock for ten trading days prior to the date interest is due to the lender.  During the three and six months ended June 30, 2009, $3,699 and $7,480, respectively, was paid to the lender.

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

The promissory note is being accreted to face value on an effective interest rate basis through a charge to interest expense over the period to maturity.  For the three and six months ended June 30, 2009, $32,316 and $55,850, respectively, was charged to interest expense.

Accrued interest of $3,740 (December 31, 2008 - $3,781) has been included in accrued liabilities at June 30, 2009.

On July 2, 2009, the Company agreed to modify the conversion price on the promissory note from $0.91 per share to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion (note(16)).

On July 16, 2009, the Company issued 164,836 shares of common stock of the Company on the conversion of $2,718 of the promissory note (note (16)).

(f)

On June 12, 2008, the Company received cash of $400,000 in exchange for the issuance of a non-interest bearing debenture of $444,400 maturing on June 12, 2010 and a warrant to purchase 317,428 shares of common stock of the Company at $1.96 per share.  The warrant expires on June 12, 2013.  The debenture was originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing December 12, 2008, the Company was required to redeem $24,689 of the debenture per month.  The Company could elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company could repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company could require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(f) (continued):

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $155,363 of the cash received by the Company was allocated to debenture and $244,637 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at June 12, 2008.  The $155,363 allocated to the debenture was allocated to the embedded derivatives liability at June 12, 2008.  At December 31, 2008, the estimated value of the embedded derivatives was $705,176.  At March 31, 2009, the estimated value of the embedded derivatives was $101,914.  As a consequence, a gain on the embedded derivatives of $603,262 was recognized for the three months ended March 31, 2009.  On June 23, 2009, the debenture was amended and restated.  On that date, the estimated value of the embedded derivatives was $99,283.  As a consequence, a gain on the embedded derivatives of $2,631 has been recognized for the period from April 1, 2009 to June 23, 2009.   Additional details on the derivatives liability has been provided in note 14.

The debenture was being accreted to the face value of $444,400 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debentures described below, the Company accreted the debenture to face value at March 31, 2009.  For the three months ended March 31, 2009, $316,874 was charged to interest expense pursuant to this accretion.

The Company incurred $63,097 in costs in connection with the issuance of the debenture.  At December 31, 2008, $44,991 was included in deferred charges with respect to these costs.  As a result of the default on the debentures described below, $44,991 was included as a charge to interest expense for the three months ended March 31, 2009.

On January 12, 2009, the Company did not make a payment of $26,141 due on the debenture.  On January 16, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that monthly payments of $26,141 were due on January 28, 2009 and the 12th day of each month thereafter.  In addition, the lender agreed to waive their rights to demand payment of the debenture and waived any penalties and interest due as a result of the payment that was not made by the Company on January 12, 2009.  The modification of the payment terms on January 16, 2009 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

The Company did not make the debenture payments of $26,141 due on January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009.  As a result, the Company was in default under the terms of the debentures on March 31, 2009.  On April 13, 2009, the Company and the holder of the Company’s debenture entered into an agreement to amend the terms of the debenture so that monthly payments of $34,184 were due commencing on June 12, 2009 and the 12th day of each month thereafter until maturity on  June 12, 2010.  In addition, the lender agreed to waive their rights to demand payment of the debenture and waived any penalties and interest due as a result of the payments that were not made on January 12, 2009, January 28, 2009, February 12, 2009, March 12, 2009 and April 12, 2009.

The modification of the payment terms on the debenture on April 13, 2009 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(f) (continued):

On October 31, 2008, the Company issued a debenture and a warrant (note 4(i)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the debenture for $444,400 from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrant to purchase 317,428 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrant from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debenture from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

On April 29, 2009, the Company issued promissory notes (note 4(l)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $444,400 debenture from $0.20 per share to $0.15 per share.  The impact of the reduction in the conversion price on the debenture from $0.20 per share to $0.15 per share was included in the gain on embedded derivatives of $2,631 for the period from April 1, 2009 to June 23, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the debenture.  The amendment and restatement of the debenture on June 23, 2009 included increasing the amount owed on the debenture at June 23, 2009 to $511,060, extending the maturity date of the debenture to October 31, 2010, waiving payments on the debenture until maturity and modifying the conversion price on the debenture to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated debenture was $320,476 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  On the same date, the carrying value of the debenture was $444,400 and the estimated fair value of the embedded derivatives liability was $99,283.   As a consequence of the amendment and restatement of the debenture, the Company has recognized a gain on embedded derivatives of $221,193 and gain on extinguishment of debt of $2,014 in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that the warrant to purchase 317,428 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and was required to be accounted for as a liability.  On that date, the Company determined that the fair value of the warrant to purchase 317,428 shares of common stock of the Company was $144,697 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.56%; expected volatility of 174%, and expected life of 4.45 years.  At the time of issuance of the warrant in 2008, the amount credited to additional paid in capital with respect to the warrants for 317,428 shares of common stock of the Company was $244,637.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(f) (continued):

sheet accounts.  As a consequence, the Company recognized the following as at January 1, 2009 with respect to the warrant to purchase 317,428 shares of common stock of the Company: warrant liability of$144,697; reduction of additional paid in capital of $244,637, and a decrease to accumulated deficit of $99,940.  On March 23, 2009, the liability for the warrant to purchase 317,428 shares of common stock of the Company was $59,977 as described below.  As a consequence, the Company recognized a gain of $84,720 on the warrant for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(k)).  As consideration for the waiver of anti-dilution provisions on the debenture for $444,400 and the warrant to purchase 317,428 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debenture and the exercise price on the warrant from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrant to purchase 317,428 shares of common stock of the Company  for 317,428 shares of common stock of the Company.  On the same date, the fair value of the 317,428 shares of common stock of the Company was $63,486 and the fair value of the warrant to purchase 317,428 shares of common stock of the Company described above was $59,977 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.52%; expected volatility of 185%, and an expected life of 4.2 years.  As a consequence, the Company recognized a loss on the modification of the warrant of $3,509 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the warrant to purchase 317,428 shares of common stock of the Company was $63,486.

On June 30, 2009, the fair value of the warrant to purchase 317,428 shares of common stock of the Company was $9,523 based on a stock price of $0.03 per share.  As a consequence, the Company recognized a gain on the warrant of $53,963 for the three months ended June 30, 2009.

(g)

On July 28, 2008, the Company received cash of $1,100,000 in exchange for the issuance of a non-interest bearing debenture of $1,222,100 maturing on July 28, 2010 and a warrant to purchase 872,928 shares of common stock of the Company at $1.96 per share.  The warrant expires on July 28, 2013.  The debenture was originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing January 28, 2009, the Company was required to redeem $67,894 of the debenture per month.  The Company could elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company could repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company could require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $519,659 of the cash received by the Company was allocated to the debenture and $580,341 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at July 28, 2008.  Of the $519,659 allocated to the debenture, $449,903 was allocated to the embedded derivatives liability at July 28, 2008 and the residual of $69,756 was allocated to long-term debt.  At December 31, 2008, the estimated

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(g) (continued):

value of the embedded derivatives was $1,968,834.  At March 31, 2009, the estimated value of the embedded derivatives was $377,501.  As a consequence, a gain on the embedded derivatives of $1,591,333 was recognized for the three months ended March 31, 2009.  On June 23, 2009, the debentures were amended and restated.  On that date, the estimated value of the embedded derivatives was $626,086.  As a consequence, a loss on the embedded derivatives of $248,585 has been recognized for the period from April 1, 2009 to June 23, 2009.   Additional details on the derivatives liability has been provided in note 14.

The debenture was being accreted to the face value of $1,222,100 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debentures described below, the Company accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $982,115 was charged to interest expense pursuant to this accretion.

The Company incurred $20,000 in costs in connection with the issuance of the debenture.  At December 31, 2008, $17,210 was included in deferred charges with respect to these costs.  As a result of the default on the debentures described below, $17,210 was included as a charge to interest expense for the three months ended March 31, 2009.

The Company did not make the debenture payments of $67,894 due on January 28, 2009, February 28, 2009 and March 28, 2009.  As a result, the Company was in default under the terms of the debenture on March 31, 2009.  On April 13, 2009, the Company and the holder of the Company’s debenture entered into an agreement to amend the terms of the debenture so that monthly payments of $87,293 were due commencing on June 28, 2009 and the 28th day of each month thereafter until maturity on July 28, 2010.  In addition, the lender agreed to waive their rights to demand payment of the debenture and waived any penalties and interest due as a result of the payments that were not made on January 28, 2009, February 28, 2009 and March 28, 2009.

The modification of the payment terms on the debenture on April 13, 2009 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(i)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the debenture for $1,222,100 from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrant to purchase 872,928 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrant from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrant. The impact of the reduction in the conversion price on the debenture from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

On April 29, 2009, the Company issued promissory notes (note 4(l)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $1,222,100 debenture from $0.20 per share to $0.15 per share.  The impact of the reduction in the conversion price on the debenture from $0.20 per share to

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(g) (continued):

$0.15 per share was included in the loss on embedded derivatives of $248,585 for the period from April 1, 2009 to June 23, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the debenture.  The amendment and restatement of the debenture on June 23, 2009 included increasing the amount owed on the debenture at June 23, 2009 to $1,405,415, extending the maturity date of the debenture to October 31, 2010, waiving payments on the debenture until maturity and modifying the conversion price on the debenture to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated debenture was $881,308 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  On the same date, the carrying value of the debenture was $1,222,100 and the estimated fair value of the embedded derivatives liability was $626,086.  As a consequence of the amendment and restatement of the debenture, the Company has recognized a gain on embedded derivatives of $255,222 and a gain on extinguishment of debt of $711,656 in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrant to purchase 872,928 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrant to purchase 872,928 shares of common stock of the Company was $398,247 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.6%; expected volatility of 173%, and expected life of 4.58 years.  At the time of issuance of the warrant in 2008, the amount credited to additional paid in capital with respect to the warrants for 872,928 shares of common stock of the Company was $580,341.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company recognized the following as at January 1, 2009 with respect to the warrant to purchase 872,928 shares of common stock of the Company: warrant liability of $398,247; reduction of additional paid in capital of $580,341, and a decrease to accumulated deficit of $182,094.  On March 23, 2009, the liability for the warrant to purchase 872,928 shares of common stock of the Company was $165,133 as described below.  As a consequence, the Company recognized a gain of $233,114 on the warrant for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(k)).  As consideration for the waiver of anti-dilution provisions on the debenture for $1,222,100 and the warrant to purchase 872,928 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debenture and the exercise price on the warrant from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holders, the warrant to purchase 872,928 shares of common stock of the Company  for 872,928 shares of common stock of the Company.  On the same date, the fair

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.   Long-term debt (continued):

(g) (continued):

value of the 872,928 shares of common stock of the Company was $174,585 and the fair value of the warrant to purchase 872,928 shares of common stock of the Company described above was $165,133 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.55%; expected volatility of 183%, and an expected life of 4.4 years.  As a consequence, the Company has recognized a loss on the modification of the warrant of $9,452 for the three months ended March 31, 2009.  On March 31, 2009, the fair value of the warrant to purchase 872,928 shares of common stock of the Company was $174,585.

On June 30, 2009, the fair value of the warrant to purchase 872,928 shares of common stock of the Company was $26,188 based on a stock price of $0.03 per share.  As a consequence, the Company recognized a gain on the warrant of $148,397 for the three months ended June 30, 2009.

(h)

On August 20, 2008, the Company received cash of $470,027 in exchange for the issuance of $522,200 of non-interest bearing debentures maturing on August 20, 2010 and a warrant to purchase 372,999 shares of common stock of the Company at $1.96 per share.  The warrant expires on August 20, 2013.  The debentures were originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $1.05 per share.  Commencing March 19, 2009, the Company was required to redeem $29,011 of the debentures per month.  The Company could elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of $1.05 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company could repay all or any portion of the debentures at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company could require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, $236,398 of the cash received by the Company was allocated to the debentures and $233,629 was allocated to the warrants and included in additional paid-in capital, based on their relative fair values at August 20, 2008.  Of the $236,398 allocated to the debentures, $141,316 was allocated to the embedded derivatives liability at August 20, 2008 and the residual of $95,082 was allocated to long-term debt.  At December 31, 2008, the estimated value of the embedded derivatives was $858,833.  At March 31, 2009, the estimated value of the embedded derivatives was $161,774.  As a consequence, a gain on the embedded derivatives of $697,059 was recognized for the three months ended March 31, 2009.  On June 23, 2009, the debentures were amended and restated.  On that date, the estimated value of the embedded derivatives was $115,531.  As a consequence, a gain on the embedded derivatives of $46,243 has been recognized for the period from April 1, 2009 to June 23, 2009.   Additional details on the derivatives liability has been provided in note 14.

The debentures were being accreted to the face value of $522,200 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debentures for $4,070,000, $444,400, $1,222,100 and $1,666,500 (notes 4(d), 4(f), 4(g) and 4(i)), the Company accreted the debentures to face value at March 31, 2009.  For the three months ended March 31, 2009, $367,051 was charged to interest expense pursuant to this accretion.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(h)  (continued):

The Company incurred $42,500 in costs in connection with the issuance of the debenture.  At December 31, 2008, $36,992 was included in deferred charges with respect to these costs.  As a result of the default on the debentures for $4,070,000, $444,400, $1,222,100 and $1,666,500 (notes 4(d), 4(f), 4(g) and 4(i)), $36,992 was included as a charge to interest expense for the three months ended March 31, 2009.

On October 31, 2008, the Company issued a debenture and a warrant (note 4(i)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the debentures for $522,200 from $1.05 per share to $0.20 per share.  In addition, the Company was required to reduce the exercise price on the warrants to purchase 372,999 shares of common stock of the Company from $1.96 per share to $0.20 per share.  There was no accounting impact in 2008 of the reduction in the exercise price of the warrants from $1.96 per share to $0.20 per share as the reduction in exercise price was in accordance with the original terms of the warrants. The impact of the reduction in the conversion price on the debentures from $1.05 per share to $0.20 per share was included in the loss on embedded derivatives for the year ended December 31, 2008.

On April 29, 2009, the Company issued promissory notes (note 4(l)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $522,200 of debentures from $0.20 per share to $0.15 per share.  The impact of the reduction in the conversion price on the debentures from $0.20 per share to $0.15 per share was included in the gain on embedded derivatives of $46,243 for the period from April 1, 2009 to June 23, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the debentures.  The amendment and restatement of the debentures on June 23, 2009 included increasing the amount owed on the debentures at June 23, 2009 to $600,530, extending the maturity date of the debentures to October 31, 2010, waiving payments on the debentures until maturity and modifying the conversion price on the debentures to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated debentures was $376,580 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  On the same date, the carrying value of the debentures was $522,200 and the estimated fair value of the embedded derivatives liability was $115,531.   As a consequence of the amendment and restatement of the debentures, the Company has recognized a gain on embedded derivatives of $261,049 and a gain on extinguishment of debt of $102 in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The Company did not make the debenture payment of $29,011 due on March 19, 2009.  On March 24, 2009, the Company and the holders of the debentures entered into an agreement to amend the debentures so that monthly payments of $47,472 were due on October 19, 2009 and the 19th day of each month thereafter.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment that was not made by the Company on March 19, 2009.  The modification of the payment terms on March 24, 2009 has been accounted for on a prospective basis in

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(h)   (continued):

accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrants to purchase 372,999 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrants to purchase 372,999 shares of common stock of the Company was $170,204 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.62%; expected volatility of 172%, and expected life of 4.64 years.  At the time of issuance of the warrants in 2008, the amount credited to additional paid in capital with respect to the 372,999 warrants was $233,629.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company recognized the following as at January 1, 2009 with respect to the 372,999 warrants: warrant liability of $170,204; reduction of additional paid in capital of $233,629, and a decrease to accumulated deficit of $63,425.  On March 24, 2009, the liability for the warrants to purchase 372,999 shares of common stock of the Company was $96,127 as described below.  As a consequence, the Company recognized a gain of $74,077 on the warrants for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(k)).  On March 24, 2009, as consideration for the modification of the payments terms described above and the waiver of anti-dilution provisions on the debentures for $522,200 and the warrants to purchase 372,999 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrants to purchase 372,999 shares of common stock of the Company  for 372,999 shares of common stock of the Company.  On the same date, the fair value of the 372,999 shares of common stock of the Company was $100,710 and the fair value of the warrants to purchase 372,999 shares of common stock of the Company described above was $96,127 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.56%; expected volatility of 183%, and an expected life of 4.4 years.  As a consequence, the Company has recognized a loss on the modification of the warrants of $4,583 for the three months ended March 31, 2009.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the 372,999 warrants.

 (i)

On October 31, 2008, the Company received cash consideration of $1,500,000 in exchange for the issuance of a $1,666,500 non-interest bearing debenture maturing on October 31, 2010 and a warrant to purchase 6,249,375 shares of common stock of the Company at $0.20 per share.  The warrant expires on October 31, 2013.  The debenture was originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $0.20 per share.  Commencing April 30, 2009, the Company was required to redeem $92,583 of the debenture per month.  The Company could elect to make these payments, subject to certain conditions, in shares of common stock of the Company at the lower of

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(i)  (continued):

$0.20 per share or the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to each monthly redemption date.  The Company could repay all or any portion of the debenture at any time, subject to certain conditions, by paying an amount equal to 120% of the outstanding principal.  In addition, the Company could require the lenders to convert all or any portion of the outstanding principal, subject to certain conditions, if the volume weighted average trading price for shares of common stock of the Company exceeds $3.15 per share for twenty out of thirty consecutive trading days.

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

The $399,303 allocated to the debenture was subsequently allocated to the embedded derivatives liability at October 31, 2008.  At December 31, 2008, the estimated value of the embedded derivatives was $2,767,756.  At March 31, 2009, the estimated value of the embedded derivatives was $443,639.  As a consequence, a gain on the embedded derivatives of $2,324,117 was recognized for the three months ended March 31, 2009.

On June 23, 2009, the debenture was amended and restated.  On that date, the estimated value of the embedded derivatives was $294,556.  As a consequence, a gain on the embedded derivatives of $149,083 has been recognized for the period from April 1, 2009 to June 23, 2009.     Additional details on the derivatives liability has been provided in note 14.

The debenture was being accreted to the face value of $1,666,500 on an effective interest rate basis through a periodic charge to interest expense over the period to maturity.  As a result of the default on the debenture described above, the Company accreted the debenture to face value at March 31, 2009.  For the three months ended March 31, 2009, $1,538,927 was charged to interest expense pursuant to this accretion.

The Company incurred $27,500 in costs in connection with the issuance of the debenture.  At December 31, 2008, $25,396 was included in deferred charges with respect to these costs.  As a result of the default on the debentures, $25,396 was included as a charge to interest expense for the three months ended March 31, 2009.

On April 29, 2009, the Company issued promissory notes (note 4(l)).  As a consequence of this issuance, the Company was required to reduce the conversion price on the $1,666,500 debenture from $0.20 per share to $0.15 per share.  The impact of the reduction in the conversion price on the debenture from $0.20 per share to $0.15 per share was included in the gain on embedded derivatives of $149,083 for the period from April 1, 2009 to June 23, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the debenture.  The amendment and restatement of the debenture on June 23, 2009 included increasing the amount owed on the debentures at June 23, 2009 to $1,916,475, extending the maturity date of the debenture to October 31,

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(i)

(continued):

2010, waiving payments on the debenture until maturity and modifying the conversion price on the debenture to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated debenture was $1,201,784 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  On the same date, the carrying value of the debenture was $1,666,500 and the estimated fair value of the embedded derivatives liability was $294,556.   As a consequence of the amendment and restatement of the debenture, the Company has recognized a gain on embedded derivatives of $907,228 and a loss on extinguishment of debt of $147,956 in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009 (note 15).  As a result of the adoption of EITF 07-5, the Company determined that warrant to purchase 6,249,375 shares of common stock of the Company that had been previously accounted for as equity instruments no longer satisfied the criteria for classification as equity and were required to be accounted for as liabilities.  On that date, the Company determined that the fair value of the warrant to purchase 6,249,375 shares of common stock of the Company was $2,852,044 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free rate of 1.67%; expected volatility of 168%, and expected life of 4.83 years.  At the time of issuance of the warrant in 2008, the amount credited to additional paid in capital with respect to the warrants for 6,249,375 shares of common stock of the Company was $1,100,697.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company recognized the following as at January 1, 2009 with respect to the warrant to purchase 6,249,375 shares of common stock of the Company: warrant liability of $2,852,044; reduction of additional paid in capital of $1,100,697, and an increase to accumulated deficit of $1,751,347.  On March 23, 2009, the liability for the warrant to purchase 6,249,375 shares of common stock of the Company was $1,184,113 as described below.  As a consequence, the Company recognized a gain of $1,667,931 on the warrant for the period from January 1, 2009 to March 23, 2009.

On March 23, 2009, the Company issued promissory notes (note 4(k)).  As consideration for the waiver of anti-dilution provisions on the debenture for $1,666,500 and the warrant to purchase 6,249,375 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debenture and the exercise price on the warrant from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, the warrant to purchase 6,249,375 shares of common stock of the Company for 6,249,375 shares of common stock of the Company.  On the same date, the fair value of the 6,249,375 shares of common stock of the Company was $1,249,876 and the fair value of the warrant to purchase 6,249,375 shares of common stock of the Company described above was $1,184,113 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.60%; expected volatility of 179%, and an expected life of 4.6 years.  As a consequence, the Company recognized a loss on the modification of the warrant of $65,763 for the three months ended

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(i)

(continued):

March 31, 2009.  On March 31, 2009, the fair value of the warrant to purchase 6,249,375 shares of common stock of the Company was $1,249,876.

On June 30, 2009, the fair value of the warrant to purchase 6,249,375 shares of common stock of the Company was $187,482 based on a stock price of $0.03 per share.  As a consequence, the Company recognized a gain on the warrant of $1,062,394 for the three months ended June 30, 2009.

On April 13, 2009, the Company and the holder of the debenture entered into an agreement to amend the debenture so that the Company is required to obtain the shareholder approval by August 31, 2009.  On the same date, the Company and the holder of the debenture entered into an agreement to amend the debenture so that monthly payments of $98,029 were due on June 30, 2009 and the last calendar day of each month thereafter.

The modification of the payment terms on the debenture on April 13, 2009 has been accounted for on a prospective basis in accordance with FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  As a consequence, the carrying amount of the debenture was not modified on that date.

(j)

On October 31, 2007, the Company entered into an agreement with the Government of Canada whereby the Company would be advanced up to 75% of eligible costs to a maximum of $300,946 (C$350,000) pursuant to a business development program.  For the three months ended March 31, 2009, the Company received $15,901 (C$19,035) pursuant to this agreement.  For the three months ended June 30, 2009, the Company did not receive any funding pursuant to this agreement.  Under the terms of the agreement, the Company is obligated to make equal monthly repayments of $5,015 (C$5,833) over a five year period commencing on January 1, 2009.  For the three months and six ended June 30, 2009, the Company made repayments of $14,892 (C$17,500) and $28,898 (C$35,000), respectively.

On the date of receipt of the funds during the three months ended March 31, 2009, the estimated fair value of the repayable contribution of $4,219 (C$5,067) was allocated to the debt and the balance of $11,682 (C$13,968) was recognized as a government contribution by a reduction of sales and marketing expenses for the three months ended March 31, 2009.  The debt is being accreted to the face value of $193,583 (C$225,137) on an effective interest basis   through a charge to interest expense over the period to maturity.  For the three months and six months ended June 30, 2009, $9,070 (C$10,585) and $17,647 (C$21,255), respectively, was charged to interest expense.

(k)

On March 23, 2009, the Company received $560,000 pursuant to 10% secured promissory notes maturing on June 30, 2009.  Interest was due and payable on June 30, 2009.  The notes were originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $0.19 per share.

As consideration for the waiver of anti-dilution provisions on debentures for $7,403,000 and warrants to  purchase 10,346,876 shares of common stock of the Company that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange, from time to time at the request of the holder, warrants to purchase 10,346,876

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(k)

 (continued):

shares of common stock of the Company for 10,346,876 shares of common stock of the Company (notes 4(d), (f), (g) and (i)).

On March 23, 2009, the estimated fair value of the notes was $523,763 using a discounted cash flow method.  At the date of issuance of the notes, the conversion feature was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $65,711 and was recorded as additional paid-in capital and a charge to interest expense for the three months ended March 31, 2009.

As a result of the default on the debentures for $4,070,000, $444,400, $1,222,100 and $1,666,500 (notes 4(d), 4(f), 4(g) and 4(i)), the Company accreted the notes to face value of $560,000 at March 31, 2009.  For the three months ended March 31, 2009, $36,237 was charged to interest expense pursuant to this accretion.

In addition, $1,227 was included in interest expense for the three months ended March 31, 2009 and included in accrued liabilities at March 31, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the notes.  For the period from April 1, 2009 to June 23, 2009, $12,888 was charged to interest expense pursuant to the notes and included in accrued liabilities at June 23, 2009.  As a consequence, the carrying value of the notes at June 23, 2009 including accrued interest was $574,115.

The amendment and restatement of the notes on June 23, 2009 included increasing the amount owed on the notes at June 23, 2009 to $660,232, extending the maturity date of the notes to October 31, 2010, waiving the requirement for interest on the notes for the period from June 23, 2009 to December 31, 2009 and modifying the conversion price on the notes to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated notes was $460,288 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  As a consequence of the amendment and restatement of the notes, the Company has recognized a gain on embedded derivatives of $460,288 and a loss on extinguishment of debt of $346,461I In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

(l)

On April 29, 2009, the Company received $400,000 pursuant to 10% secured promissory notes maturing on June 30, 2009.  Interest was due and payable on June 30, 2009.  The notes were originally convertible, at the lender’s option and subject to certain ownership limitations, into shares of common stock of the Company at a price of $0.15 per share.

On April 29, 2009, the estimated fair value of the notes was $383,637 using a discounted cash flow method.  At the date of issuance of the notes, the conversion feature was “in-the-money”.  The intrinsic value of this beneficial conversion feature was $123,030 and was recorded as additional paid-in capital and a charge to interest expense for the three months ended June 30, 2009.

On June 23, 2009, the Company entered into an agreement to amend and restate the terms of the notes.  For the period from April 1, 2009 to June 23, 2009, $20,504 was charged to interest expense pursuant to the notes.  As a consequence, the carrying value of the notes at June 23, 2009 including accrued interest was $404,141.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

4.    Long-term debt (continued):

(l)

(continued):

The amendment and restatement of the notes on June 23, 2009 included increasing the amount owed on the notes at June 23, 2009 to $466,932, extending the maturity date of the notes to October 31, 2010, waiving the requirement for interest on the notes for the period from June 23, 2009 to December 31, 2009 and modifying the conversion price on the notes to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

On June 23, 2009, the estimated fair value of the amended and restated notes was $325,526 using a discounted cash flow method which was allocated to the embedded derivatives liability at June 23, 2009.  As a consequence of the amendment and restatement of the notes, the Company has recognized a gain on embedded derivatives of $325,526 and a loss on extinguishment of debt of $246,911 in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

5.   Stock option plans:

Under the Company’s 2004 Share Option Plan (the “2004 Plan”), up to 714,286 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At June 30, 2009, there were 702,328 shares available for grant under the 2004 Plan.

On November 14, 2008, the Board of Directors of the Company approved the Blink Logic 2008 Incentive Stock Plan (the “2008 Plan”).  Under the 2008 Plan, up to 4,500,000 shares of authorized but unissued common stock of the Company can be granted to officers, employees and consultants.  Options are granted with an exercise price equal to or greater than the stock’s fair market value at the date of grant, vest  over a period of time as determined by the Board of Directors and expire no later than ten years from the date of vesting.  At June 30, 2009, there were 3,715,000 shares available for grant under the 2008 Plan.

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

During the three months ended June 30, 2009, there were no stock options granted under the 2008 Plan and the 2004 Plan.  During the six months ended June 30, 2009, 100,000 stock options were granted to employees under the 2008 Plan and no stock options were granted under the 2004 Plan.  During the three and six months ended June 30, 2008, there were no stock options granted under the 2008 Plan or the 2004 Plan.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

5.   Stock option plans (continued):

The per share weighted-average fair value of the stock options granted to employees during the six months ended June 30, 2009 under the 2008 Plan using the Black Scholes option-pricing model and related weighted-average assumptions are as follows:

	Six months ended June 30, 2009	Six months ended June 30, 2008
	(Unaudited)	(Unaudited)
Options granted	100,000	Nil
Expected volatility	213%	-
Expected dividends	Nil	-
Expected term (years)	2.68	-
Risk-free rate	1.15	-
Per share weighted average grant date fair value	$0.19	-

A summary of amounts recognized in the condensed consolidated financial statements with respect to the Plan is as follows:

Three months ended June 30, 2009 (Unaudited)	Three Months ended June 30, 2008 (Unaudited)		Six months ended June 30, 2009 (Unaudited)	Six months ended June 30, 2008 (Unaudited)

Amounts charged (recovered) against income, before income tax benefit	$ 19,513	$ (19,425)	$ 42,658	$ (17,218)
Amount of related income tax benefit recognized in income	-	-	-	-

A summary of share option activity under the 2008 Plan as of June 30, 2009 and changes during the six months then ended is presented below:

	June 30, 2009
	(Unaudited)
	Options	Weighted	Weighted	Aggregate
		Average	average	intrinsic
		exercise	remaining	value
		price ($)	contractual
			term (Years)
Options outstanding, January 1, 2009	1,540,000	$ 0.38	5.0	$ 146,300
Forfeited	(855,000)	$ 0.37	-	-
Issued	100,000	$ 0.25	3.6	-
Options outstanding, June 30, 2009	785,000	$ 0.37	4.4	$ Nil
Options exercisable, June 30, 2009	245,040	$ 0.38	4.5	$ Nil

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

5.   Stock option plans (continued):

A summary of share option activity under the 2004 Plan as of June 30, 2009 and changes during the six months then ended is presented below:

	June 30, 2009
	(Unaudited)
	Options	Weighted	Weighted	Aggregate
		Average	average	intrinsic
		exercise	remaining	value
		price ($)	contractual
			term (Years)
Options outstanding, January 1, 2009	64,816	$ 1.71	3.4	$ Nil
Cancelled	(52,858)	$ 1.46	-	-
Options outstanding, June 30, 2009	11,958	$ 2.80	2.1	$ Nil
Options exercisable, June 30, 2009	11,958	$ 2.80	2.1	$ Nil

The following table summarizes information about stock options outstanding at June 30, 2009 under the 2008 Plan:

	Options outstanding		Options exercisable
	(Unaudited)		(Unaudited)
		Weighted
	Number	average	Number
Exercise	outstanding	remaining	exercisable
price	at 6/30/09	contractual term	at 6/30/09
$ 0.25	50,000	3.6 years	-
0.38	735,000	4.5 years	245,040
Total	785,000	4.4 years	245,040

The following table summarizes information about stock options outstanding at June 30, 2009 under the 2004 Plan:

	Options outstanding		Options exercisable
	(Unaudited)		(Unaudited)
Weighted
	Number	average	Number
Exercise	outstanding	remaining	exercisable
price	at 6/30/09	contractual term	at 6/30/09
$ 2.80	11,958	2.1 years	11,958
Total	11,958	2.1 years	11,958

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

5.   Stock option plans (continued):

At June 30, 2009, there was $172,673 (June 30, 2008 - $33,628) of total unrecognized compensation expense related to unvested stock option awards.  This cost is expected to be recognized over a weighted average vesting period of approximately 1 year.

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

  (iii)

On March 25, 2009, the Company issued 372,999 shares of common stock in exchange for the cancellation of warrants to purchase 372,999 shares of common stock of the Company (note 4(h)).

During the three months ended June 30, 2009, the Company issued 2,114,000 shares of common stock pursuant to the transaction described below:

(i)

On June 22, 2009, the Company issued 2,114,000 shares of common stock in exchange for the cancellation of 2,114,000 warrants (note 4(d)).

(b)  Warrants and common stock pursuant to consulting and other agreements:

(i)

On January 30, 2009, the Company cancelled a vested warrant to purchase 71,429 shares of common stock of the Company at $3.57 per share until September 10, 2011, a vested warrant to purchase 35,715 shares of common stock of the Company at $1.75 per share until September 10, 2011 and a vested warrant to purchase 14,286 shares of common stock of the Company at $2.10 per share until September 30, 2011 which were held by a corporation controlled by a Director of the Company.  Upon cancellation of the warrants, the Company granted a vested warrant to the corporation controlled by the Director to purchase 121,430 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the corporation controlled by the Director to purchase an additional 1,312,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.  The fair value of the warrant to purchase 71,429 shares of common stock of the Company was calculated as $12,437 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.77%; expected volatility of 259%, and an expected life of 1.6 years.  The fair value of the warrant to purchase 35,715 shares of common stock of the Company was calculated as $6,826 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.77%; expected volatility of 259%, and an expected life of 1.6 years.  The fair value of the warrant to purchase 14,286 shares of common stock of the Company was calculated as $2,689 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.80%; expected volatility of 255%, and an expected

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b) Warrants and common stock pursuant to consulting and other agreements (continued):

(i) (continued):

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

On April 29, 2009, the Company issued $400,000 of 10% secured promissory notes that were convertible into shares of common stock of the Company at $0.15 per share.  As a consequence, the exercise price on the 1,433,430 warrants was reduced from $0.20 per share to $0.15 per share and the number of warrants was increased from 1,433,430 to 1,911,240.  There were no accounting implications of this modification of the warrants as the modification was in accordance with the original terms of the warrants.

On June 23, 2009, the Company issued $575,000 of non-interest bearing convertible debentures maturing on October 31, 2010 that are convertible into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  On June 23, 2009, the effective conversion price for the debentures was $0.055335 per share.  As a consequence, the exercise price on the 1,911,240 warrants was reduced from $0.15 per share to $0.055335 per share and the number of warrants was increased from 1,911,240 to 5,180,917.  There were no accounting implications of this modification of the warrants as the modification was in accordance with the original terms of the warrants.

On June 30, 2009, the fair value for the 5,180,917 warrants was $148,819 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.42%; expected volatility of 267%, and an expected life of 2.6 years.  As a consequence, the Company recognized a gain on warrants for the three months ended June 30, 2009 of $116,530 (note 6(b)(ix)).

 (ii)

On January 30, 2009, the Company cancelled a vested warrant to purchase 214,286 shares of common stock of the Company at $0.70 per share until June 28, 2011, a vested warrant to purchase 142,858 shares of common stock of the Company at $1.40 per share until July 25, 2011 and a vested warrant to purchase 107,143 shares of common stock of the Company at $1.40 per share until October 31, 2011 which were held by the President and Chief Executive Officer of the Company.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(ii) (continued):

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

On April 29, 2009, the Company issued $400,000 of 10% secured promissory notes that were convertible into shares of common stock of the Company at $0.15 per share.  As a consequence, the exercise price on the 1,110,000 warrants was reduced from $0.20 per share to $0.15 per share and the number of warrants was increased from 1,110,000 to 1,480,000.  There were no accounting implications of this modification of the warrants as the modification was in accordance with the original terms of the warrants.

On June 23, 2009, the Company issued $575,000 of non-interest bearing convertible debentures maturing on October 31, 2010 that are convertible into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  On June 23, 2009, the effective conversion price for the debentures was $0.055335 per share.  As a consequence, the exercise price on the 1,480,000

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(ii) (continued):

warrants was reduced from $0.15 per share to $0.055335 per share and the number of warrants was increased from 1,480,000 to 4,011,928.  There were no accounting implications of this modification of the warrants as the modification was in accordance with the original terms of the warrants.

On June 30, 2009, the fair value for the 4,011,928 warrants was $115,239 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.42%; expected volatility of 267%, and an expected life of 2.6 years.  As a consequence, the Company recognized a gain on warrants for the three months ended June 30, 2009 of $90,238 (note 6(b)(ix)).

 (iii)

On January 30, 2009, the Company cancelled 17,143 stock options with an exercise price of $0.86 (C$1.05) per share and 35,715 stock options with an exercise price of $1.75 per share which were issued to the Chief Financial Officer of the Company under the 2004 Share Option Plan.  In addition, the Company cancelled a vested warrant to purchase 285,715 shares of common stock of the Company at $2.10 per share until September 30, 2011 which was held by our Chief Financial Officer.  Upon cancellation of the stock options and the warrant, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase 338,573 shares of common stock of the Company at $0.20 per share until December 31, 2013.  In addition, the Company granted a vested warrant to the Chief Financial Officer of the Company to purchase an additional 556,000 shares of common stock of the Company at $0.20 per share until December 31, 2013.  The fair value of the stock options to purchase 17,143 shares of common stock of the Company was calculated as $3,643 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.15%; expected volatility of 216%, and an expected life of 2.5 years.  The fair value of the stock options to purchase 35,715 shares of common stock of the Company was calculated as $350 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.15%; expected volatility of 380%, and an expected life of 0.08 years.  The fair value of the warrant to purchase 285,715 shares of common stock of the Company was calculated as $53,942 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 0.80%; expected volatility of 255%, and an expected life of 1.7 years.  On the same date, the fair value of the vested warrant to purchase 338,573 shares of common stock of the Company issued on cancellation of the warrants described above was $79,069 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company included a charge of $21,134 to general and administrative expense for the three months ended March 31, 2009.  $79,069 was record in warrants liability at January 30, 2009.  On the same date, the fair value of the vested warrant to purchase 556,000 shares of common stock of the Company was $129,846 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 205%, and an expected life of 3 years.  As a consequence, the Company recorded $129,846 in warrants liability at January 30, 2009 and included a charge of $129,846 to general and administrative expense for the three months ended March 31, 2009.  On March 31, 2009, the fair value for the 894,573 warrants issued on January 30, 2009 was $165,598.  As a consequence, the Company recognized a gain on the warrants for the three months ended March 31, 2009 of $43,317 (note 6(b)(ix)).

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(iii) (continued):

On April 29, 2009, the Company issued $400,000 of 10% secured promissory notes that were convertible into shares of common stock of the Company at $0.15 per share.  As a consequence, the exercise price on the 894,573 warrants was reduced from $0.20 per share to $0.15 per share and the number of warrants was increased from 894,573 to 1,192,764.  There were no accounting implications of this modification of the warrants as the modification was in accordance with the original terms of the warrants.

On June 23, 2009, the Company issued $575,000 of non-interest bearing convertible debentures maturing on October 31, 2010 that are convertible into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  On June 23, 2009, the effective conversion price for the debentures was $0.055335 per share.  As a consequence, the exercise price on the 1,192,764 warrants was reduced from $0.15 per share to $0.055335 per share and the number of warrants was increased from 1,192,764 to 3,233,299.  There were no accounting implications of this modification of the warrants as the modification was in accordance with the original terms of the warrants.

On June 30, 2009, the fair value for the 3,233,299 warrants was $92,874 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.42%; expected volatility of 267%, and an expected life of 2.6 years.  As a consequence, the Company recognized a gain on warrants for the three months ended June 30, 2009 of $72,724 (note 6(b)(ix)).

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

On June 30, 2009, the fair value of the warrant was calculated as $859 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.55%; expected volatility of 256%, and an expected life of 2.8 years.  As a consequence, the Company recognized a gain on warrants for the three months ended June 30, 2009 of $4,874 (note 6(b)(ix)).

(v)

On February 2, 2009, the Company granted a warrant to a supplier to purchase 100,000 shares of common stock of the Company at $0.449 per share until November 30, 2012.  The warrant had vesting as follows: 50,000 on February 28, 2009 and 50,000 on May 31, 2009.  The fair value of the warrant was calculated as $18,086 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.32%; expected volatility of 191%, and an expected life of 3.7 years.  $8,735 has been included in research and development expenses for the three months ended March 31, 2009 and warrants liability at March 31, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(v) (continued):

On the May 31, 2009 vesting date of the warrant, the fair value of the warrant was calculated as $15,622 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.65%; expected volatility of 207%, and an expected life of 3.5 years.  As a consequence, $6,886 has been included in research and development expenses for the three months ended June 30, 2009.

On June 30, 2009, the fair value of the warrant was calculated as $2,741 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.83%; expected volatility of 240%, and an expected life of 3.4 years.  As a consequence, the Company recognized a gain on warrants for the three months ended June 30, 2009 of $12,881 (note 6(b)(ix)).

(vi)

On February 2, 2009, the Company granted warrants to two employees to purchase 1,320,000 shares of common stock of the Company at $0.20 per share.  Of these warrants, 330,000 vest on June 30, 2009 and the balance vest at the rate of 55,000 per month for eighteen months commencing on July 31, 2009.  On March 19, 2009, one of the employees was terminated and a warrant to purchase 660,000 shares of common stock of the Company was forfeited.  Consequently, no expense was recorded for the three months ended March 31, 2009 with respect to this warrant.  The fair value of the remaining warrant to purchase 660,000 shares of common stock of the Company was calculated as $125,403 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 1.27%; expected volatility of 205%, and an expected life of 3.0 years.  Of this amount, $10,247 was included in sales and marketing expenses for the three months ended March 31, 2009.  On May 26, 2009, the remaining warrant to purchase 660,000 shares of common stock of the Company was forfeited and the $10,247 included in sales and marketing expenses was reversed.

 (vii)

On February 2, 2009, the Company approved the issuance of 400,000 shares of common stock of the Company to two employees.  Of these shares, 200,000 vest and are considered earned on March 31, 2009 and 200,000 vest and are considered earned on June 30, 2009.  On March 19, 2009, one of the employees was terminated and the right to earn 200,000 shares of common stock of the Company was forfeited.  Consequently, no expense was recorded for the three months ended March 31, 2009 with respect to these shares of common stock.  The fair value for the 100,000 shares of common stock that vested on March 31, 2009 was $20,000 and was included in sales and marketing expenses for the three months ended March 31, 2009.  The fair value for the 100,000 shares of common stock that had not vested at March 31, 2009 was estimated at $20,000.  Of this amount, $7,700 was included in sales and marketing expenses for the three months ended March 31, 2009.  On May 26, 2009, the 200,000 shares of common stock of the Company were forfeited and the $27,700 included in sales and marketing expenses was reversed.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(viii)

On January 31, 2008, the Company granted a warrant to an employee to purchase 357,143 shares of common stock of the Company at $1.33 per share.  The warrant vests ratably on a monthly basis over a two year period except that the initial 89,286 shares did not vest until January 31, 2009.  The warrant expires on January 31, 2012.  The fair value of the warrant was calculated as $272,569 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rate of 2.24%; expected volatility of 125%, and an expected life of 2.7 years.  On March 19, 2009, the employee was terminated and the warrant was forfeited.  The total expense for the vested portion of the warrant on the date of forfeiture was $147,642.  Of this amount, $125,083 was included in sales and marketing expenses in 2008 and $22,559 was included in sales and marketing expense for the three months ended March 31, 2009.

(ix)

On January 30, 2009, the Company commenced accounting for 2,491,785 of its warrants as liability instruments in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, as the Company determined that it no longer met the criteria for classing these warrants as equity.  During the three months ended March 31, 2009, the Company issued 3,569,118 additional warrants that have also been classified as liabilities under EITF No. 00-19.  On March 31, 2009, the estimated fair value of the 6,060,903 warrants was $1,065,314 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rates ranging from 0.50% to 1.32%; expected volatilities ranging from 192% to 254%, and an expected lives ranging from 0.75 years to 3.67 years.  $1,065,314 was included in warrants liability at March 31, 2009.  The $1,065,314 included in warrants liability at March 31, 2009, compared to the previous valuation, on the later of January 30, 2009 or the date of issuance, resulted in a gain on warrants of $276,699.

During the three months ended June 30, 2009, the number of warrants issued to members of management of the Company increased by 8,988,141 due to reset provisions in those warrants (notes 6(b)(i), 6(b)(ii) and 6(b)(iii)).  There was no impact on the warrants liability on the reset dates as the resets were in accordance with the original terms of the warrants.  On May 31, 2009, 100,000 warrants vested (note 6(b)(v)) which had the impact of increasing the warrants liability by $6,887 to $1,072,200.

On June 30, 2009, the estimated fair value of the 15,049,044 warrants outstanding on that date was $423,918 using the Black Scholes option pricing model with the following assumptions: expected dividend yield 0%; risk-free interest rates ranging from 0.35% to 1.83%; expected volatilities ranging from 240% to 408%, and an expected lives ranging from 0.50 years to 3.42 years.  $423,918 has been included in warrants liability at June 30, 2009 with respect to these warrants.  The $423,918 included in warrants liability at June 30, 2009, compared to the previous valuation of $1,072,200, resulted in a gain on warrants of $648,282 for the three months ended June 30, 2009.

In addition, the Company commenced accounting for 10,719,875 warrants as liabilities on January 1, 2009 (note 15).  On March 23, 2009, the Company agreed to exchange, from time to time at the request of the holders, 10,346,876 of these warrants for 10,346,876 shares of common stock of the Company.  On March 23, 2009, the Company recognized a gain of $2,756,965 on the change in fair value of the warrants for the period from January 1, 2009 to March 23, 2009.  On March 24, 2009, the Company agreed to

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

6.   Stockholders’ deficiency:

(b)  Warrants and common stock pursuant to consulting and other agreements (continued):

(ix) continued:

exchange, from time to time at the request of the holders, the remaining 372,999 warrants for shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for 372,999 of the warrants and recognized a gain of $74,077 on the change in fair value of the warrants for the period from January 1, 2009 to March 24, 2009.  On March 31, 2009, the warrants liability for the remaining 10,346,876 warrants was $2,069,375 based on a price of $0.20 per share.

On June 22, 2009, the holders of the 10,346,876 warrants exchanged 2,114,000 of the warrants for 2,114,000 shares of common stock of the Company.  On that date, the fair value of the 2,114,000 shares of common stock of the Company was $306,530 based on a price of $0.145 per share.  As a consequence, the Company recognized a gain of $116,270 on the exchange of the warrants.

On June 30, 2009, the fair value of the remaining 8,232,876 shares of common stock of the Company was $246,986 based on a stock price of $0.03 per share and was included in warrants liability at June 30, 2009.  As a consequence, the Company recognized a gain of $1,399,589 for the three months ended June 30, 2009.

7.  Income taxes:

The Company has net operating loss carry forwards which can be applied against U.S. taxable income and expire at various dates up to 2029.  The Company also has net operating loss carry forwards which can be applied against Canadian taxable income and expire at various dates up to 2029.

The Company has a deferred tax asset as at June 30, 2009.  Due to continued losses incurred by the Company and the uncertainty of being able to realize this asset, the Company has provided a full valuation allowance against its deferred tax asset.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

8.  Net loss per common share:

As the Company incurred a net loss during the six months ended June 30, 2008, the loss and diluted loss per common share for that period was based on the weighted-average common shares outstanding.  The following outstanding instruments could result in a dilutive effect in the future:

June 30,
2009
(Unaudited)
Options to purchase common stock	796,958
Conversion of debentures and promissory notes	383,332,909
Exercise of Series A warrants	28,572
Exercise of Series C warrants	424,742
Exercise of Series D warrants	240,526
Exercise of Series G warrants	128,574
Exercise of Series J warrants	179,229
Exercise of Series K warrants	319,425
Exercise of Series L warrants	142,858
Exercise of Series O warrants	285,715
Exercise of Series Q warrants	35,715
Exercise of series R warrants	1,429
Exercise of Series S warrants	12,426,144
Exercise of Series T warrants	100,000
Exercise of Series U warrants	655,000
Exercise of Series V warrants	31,115
Exercise of Series W warrants	50,000
Exercise of other warrants	8,232,876

The following provides a reconciliation of the numerators and denominators for basic and diluted earnings per share (“EPS”) for the three months ended June 30, 2009:

	Income (loss) (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income (loss) available to common shareholders	$2,259,120	8,523,000	$0.27
Effect of dilutive securities:
Stock options and warrants	(1,521,305)	810,890
Convertible debentures and promissory notes	(864,675)	69,723,097
Diluted EPS:
Income (loss) available to common shareholders	$(126,860)	79,056,987	$0.00

All stock options and warrants were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2009 as the impact would be anti-dilutive.  The potentially dilutive securities that were not included in the diluted earnings per share calculation were 810,890 stock options and warrants.  The Company has 42,857,143 authorized shares of common stock.  As a consequence, the maximum number of shares of common stock that may be issued by the Company is 42,857,143.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

8.  Net loss per common share (continued):

The Company determined that excluding 36,199,844 shares of common stock and the related income (loss) from the calculation of diluted The Company determined that earnings per share had no significant impact on diluted earnings per share for the three months ended June 30, 2009.

The following provides a reconciliation of the numerators and denominators for basic and diluted earnings per share (“EPS”) for the six months ended June 30, 2009:

	Income (loss) (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income (loss) available to common shareholders	$9,426,090	8,104,025	$1.16
Effect of dilutive securities:
Stock options and warrants	(1,553,897)	805,331
Convertible debentures and promissory notes	(6,829,543)	54,478,013
Diluted EPS:
Income (loss) available to common shareholders	$1,042,650	63,387,369	$0.02

The Company has 42,857,143 authorized shares of common stock.  As a consequence, the maximum number of shares of common stock that may be issued by the Company is 42,857,143.  The Company determined that excluding 20,530,226 shares of common stock and the related income (loss) from the calculation of diluted earnings per share had no significant impact on diluted earnings per share for the six months ended June 30, 2009.

The following provides a reconciliation of the numerators and denominators for basic and diluted earnings per share (“EPS”) for the three months ended June 30, 2008:

	Income (loss) (Numerator)	Shares (Denominator)	Per- Share Amount
Basic EPS:
Income (loss) available to common shareholders	$1,514,903	6,959,662	$0.22
Effect of dilutive securities:
Stock options and warrants	57,965	1,376,006
Convertible debentures and promissory notes	(1,421,633)	4,128,854
Diluted EPS:
Income (loss) available to common shareholders	$151,235	12,464,522	$0.01

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

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

Product warranties

As part of the normal sale of software products, the Company has provided certain of its customers with product warranties of 30 days from date of sale.  Based on management’s best estimate of probable liability under its product warranties, no product warranty accrual was recorded as of June 30, 2009 and December 31, 2008.

 (b)  Commitments:

Operating lease

The Company has an operating lease agreement for office space in the U.S. that expires on August 31, 2009 and  two operating lease agreements for office space in Canada that expire on December 31, 2010.  The future minimum lease payments, including operating costs, are approximately as follows:  2009 - $94,288 and 2010 - $91,697.

In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs, as follows:  2009 - $37,224 and 2010 - $68,243.

Rent expense for operating leases for the three months ended June 30, 2009 and 2008 was $73,840 and $33,321, respectively.  Rent expense for operating leases for the six months ended June 30, 2009 and 2008 was $126,725 and $66,787, respectively.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

10.  Segmented reporting:

The Company operates in one dominant industry segment, which involves providing a web-based dashboard software solution that allows a user to create dashboard like views on top of their existing data sources.

Revenues attributable to geographic areas based on the location of the customer are as follows:

	Three months ended June 30, 2009 (Unaudited)	Three months ended June 30, 2008 (Unaudited)	Six months ended June 30, 2009 (Unaudited)	Six months ended June 30, 2008 (Unaudited)

United States	$ 17,797	$ 34,118	$ 37,031	$ 58,394
Canada	2,358	1,139	2,358	2,443
Europe	7,880	17,997	7,880	18,963

	$ 28,035	$ 53,254	$ 47,269	$ 79,800

The Company’s assets are located as follows:

	June 30,	December 31,
	2009	2008

	(Unaudited)	(Audited)

United States	$739,665	$1,074,775
Canada	71,982	78,866

11.  Economic dependence:

Five of the Company’s customers account for 74% of revenue for the three months ended June 30, 2009 (Three months ended June 30, 2008 – three customers account for 68% of revenue).  Five of the Company’s customers account for 76% of revenue for the six months ended June 30, 2009 (Six months ended June 30, 2008 – three customers account for 72% of revenue).

Three of the Company’s customers account for 88% of net accounts receivable at June 30, 2009.  Four of the Company’s customers account for 79% of net accounts receivable at December 31, 2008.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

12.  Related party transactions:

The Company has issued $9,088,450 of debentures and $1,127,164 of promissory notes to the same lenders.  The debentures are convertible, at the lender’s option, into 321,960,078 shares of common stock of the Company at an effective conversion price at June 30, 2009 of $0.0282285 per share.  The promissory notes and accrued interest are convertible, at the lender’s option, into 39,929,995 shares of common stock of the Company at an effective conversion price at June 30, 2009 of $0.0282285 per share.  In addition, these lenders have been granted warrants to purchase 8,232,876 shares of common stock of the Company at $0.20 per share expiring at various dates to October 31, 2013.  The lenders, from time to time at the lender’s option, can exchange the 8,232,876 warrants into 8,232,876 shares of common stock of the Company.  As a consequence, these lenders can exercise significant influence over the operations of the Company.

13.  Fair value measurements

The fair value of the Company’s financial liabilities at June 30, 2009 is as follows:

	Level 1	Level 2	Level 3	Total
Embedded derivatives liability	$ -	$9,986,505	$ -	$9,986,505
Warrants liability	$ -	$ 670,906	$ -	$ 670,906

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

The fair value of the long-term debt at June 30, 2009 is $7,168,928. In determining the fair value of the long-term debt, the Company uses a discounted cash flow method to estimate the fair value, or in the case where long-term debt has become immediately due and payable, the Company uses the face value of the long-term debt together with any accrued interest and other amounts owing. In determining the estimated discount rate, the Company has considered the credit worthiness of the Company and discount rates based on similar debt instruments.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other account payable approximate fair value due to the short term maturity of these instruments.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

14.  Disclosures about derivative instruments and hedging activities:

The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) on January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative and hedging activities.

The Company has issued debentures and promissory notes for $10,816,144 (“Debt”) pursuant to financing agreements negotiated with lenders that include embedded derivatives that have been accounted for in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (notes 4(a), 4(b) and 4(c)).  The embedded derivatives have not been designated as hedging activities under SFAS 133 and include a variable conversion option as described below.

The Debt is convertible, at the lenders option and subject to certain ownership limitations, into shares of common stock of the Company at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  On June 30, 2009, the effective conversion price was $0.0282285 per share.

With respect to $7,925,200 of debentures outstanding on June 23, 2009 immediately before those debentures were amended and restated, embedded derivatives included the following:

(a)

The Company could redeem some or all of the debentures from time to time at a 20% premium provided that the Company had met certain conditions which included a requirement that the daily traded volume of shares of common stock of the Company exceeded $125,000 for twenty consecutive trading days.

(b)

The Company could make monthly payments on the debentures in cash or shares of common stock of the Company based on a price equal to the lesser of the conversion price on the debentures or 90% of the volume weighted average trading price for shares of common stock of the Company for ten trading days prior to the payment date.  In order to make the payment in shares of common stock of the Company, the daily traded volume of shares of common stock of the Company had to exceed $125,000 for twenty consecutive trading days.

(c)

The Company could force the holders of the debentures to convert the debentures to shares of common stock of the Company if the volume weighted average price for shares of common stock of the Company exceeded $3.15 per share for twenty of thirty consecutive trading days.  During the thirty trading day period, the daily traded volume of shares of common stock of the Company had to exceed $125,000.

(d)

Certain holders of the debentures could exchange all or any portion of the debentures for any securities issued in a subsequent financing by the Company on a $1 for $1 basis.

In addition, the Company issues warrants from time to time pursuant to financings, as payments to suppliers for services and to certain employees.  Some of these warrants do not meet the criteria for classification as equity and have been classified as liabilities.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

14.  Disclosures about derivative instruments and hedging activities (continued):

SFAS 133 requires that a company recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.  The Company determines the fair value of the embedded derivatives using a pricing model having independent market observable inputs such as yield curves, interest rates and volatilities.  At June 30, 2009, the fair value of the embedded derivatives was a liability of $9,986,505.  For the three months ended June 30, 2009, the Company recognized a gain of $1,756,434 on embedded derivatives.  For the six months ended June 30, 2009, the Company recognized a gain on embedded derivatives of $12,445,944.  The Company has determined that the embedded derivatives described in 14(a) to 14(d) have no value at June 23, 2009.

The estimated fair value of the liability at June 30, 2009 for warrants issued by the Company was $670,906 using the Black Scholes option-pricing model based on certain assumptions including the expected term of the warrants, expected volatility of the underlying stock over the expected term of the warrants and the risk-free interest rate.

The fair value of the Company’s derivative instruments at June 30, 2009 is as follows:

Derivatives not designated as hedging instruments under SFAS 133	Balance sheet location	Fair value
Debt contracts	Embedded derivatives liability	$9,986,505
Warrant contracts	Warrants liability	$ 670,906

The effects of derivative instruments on the condensed consolidated statement of operations for the three months ended June 30, 2009 is as follows:

Derivatives not designated as hedging instruments under SFAS 133	Location in condensed consolidated statements of operation	Amount of Gain (loss)
Debt contracts	Gain on embedded derivatives	$1,756,434
Warrant contracts	Gain on warrants	$ 2,164,141

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

14.  Disclosures about derivative instruments and hedging activities (continued):

The effects of derivative instruments on the condensed consolidated statement of operations for the six months ended June 30, 2009 is as follows:

Derivatives not designated as hedging instruments under SFAS 133	Location in condensed consolidated statements of operation	Amount of Gain
Debt contracts	Gain on embedded derivatives	$12,445,944
Warrant contracts	Gain on warrants	$ 5,271,882

15.   Change in accounting principle:

The Company adopted FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”) on January 1, 2009.  As a result of the adoption of EITF 07-5, the Company determined that warrants issued to debenture holders (notes 4(d), 4(f), 4(g), 4(h) and 4(i)) of the Company to purchase 10,719,875 shares of common stock of the Company that had been previously accounted for as equity instruments pursuant to an exemption from derivative treatment no longer satisfied the criteria for classification as equity.  Upon adoption of EITF 07-5, we reclassified the fair value of warrants with exercise price resets from equity to liabilities as if these warrants had been treated as a derivative liability since their date of issuance.  The provisions of EITF 07-5 require that the cumulative effect of the change in accounting principle be recognized as an adjustment to the opening balance of retained earnings or other appropriate balance sheet accounts.  As a consequence, the Company recognized the following as at January 1, 2009 with respect to the 10,719,875 warrants: warrant liability of $4,879,377 to recognize the fair value of the warrants on the date of adoption of EITF 07-5; reduction of additional paid in capital of $4,236,751, and an increase to beginning accumulated deficit of $642,626.

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

On March 23, 2009, the Company agreed to exchange, from time to time at the request of the holders, 10,346,876 of these warrants for 10,346,876 shares of common stock of the Company.  On March 23, 2009, the Company recognized a gain of $2,756,965 on the change in fair value of the warrants for the period from January 1, 2009 to March 23, 2009.  On March 24, 2009, the Company agreed to exchange, from time to time at the request of the holders, the remaining 372,999 warrants for 372,999 shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for 372,999 of the warrants and recognized a gain of $74,077 on the change in fair value of the warrants for the period from January 1, 2009 to March 24, 2009.

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

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

On June 22, 2009, the holders of the 10,346,876 warrants exchanged 2,114,000 of the warrants for 2,114,000 shares of common stock of the Company.  On that date, the fair value of the 2,114,000 shares of common stock of the Company was $306,530 based on a price of $0.145 per share.  As a consequence, the Company recognized a gain of $116,270 on the exchange of the warrants.

On June 30, 2009, the fair value of the remaining 8,232,876 shares of common stock of the Company was $246,986 based on a stock price of $0.03 per share and was included in warrants liability at June 30, 2009.  As a consequence, the Company recognized a gain of $1,399,589 for the three months ended June 30, 2009.

The impact on the condensed consolidated statement of operations for the three and six months ended June 30, 2008 for the 2,907,145 issued on September 28, 2007 and the 317,428 warrants issued on June 12, 2008 as though those warrants had been treated as a derivative liability since December 31, 2007 is as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Net loss as previously reported	$(158,564)	$(6,388,792)
Gain (loss) on warrants	1,673,467	(618,585)
Net income (loss) as restated	$1,514,903	$(7,007,377)
Net income (loss) per share as previously reported (basic and diluted)	$(0.02)	$(0.94)
Net income (loss) per share as restated - basic	$0.22	$(1.03)
Net income (loss) per share as restated - diluted	$0.01	$(1.03)

BLINK LOGIC INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2009

(In U.S. dollars)

16.  Subsequent events:

(a)

On July 2, 2009, the Company agreed to modify the conversion price on $150,000 of 10% promissory notes from $0.91 per share to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

(b)

On July 16, 2009, the Company issued 164,836 shares of common stock of the Company on the conversion of $2,718 of the $150,000 10% promissory note referred to in note 16(a).

(c)

The Company did not obtain approval of shareholders of the Company to increase the authorized number of shares of common stock of the Company from 42,857,143 to 500,000,000 within thirty days of June 23, 2009 as required by the terms of debentures and promissory notes issued by the Company on June 23, 2009 (notes 4(a) and 4(b)).  The terms of the debentures and promissory notes provide for a grace period until August 22, 2009 before the Company is considered to be in default under the terms of the debentures and promissory notes.  The Company has determined that it will not be able to obtain approval to increase the authorized number of shares of common stock by August 22, 2009.

The Company has evaluated subsequent events to August 18, 2009, which is the date the Company considers the condensed consolidated financial statements to be issued.

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

(i)  SFAS No. 161:

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

(ii)  EITF 07-5:

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

SFAS No. 133:

The Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

SFAS 133 requires the Company to account for derivatives embedded in debentures and promissory notes issued by the Company as a derivatives liability.  The impact of SFAS 133 has been described in note 14 to the condensed consolidated financial statements.

(iv)

EITF 00-19:

On January 30, 2009, the Company commenced accounting for some of its warrants as liability instruments in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), as the Company determined that it no longer met the criteria for classing these warrants as equity.

EITF 00-19 required the Company to reclassify the warrants from equity to liabilities at January 30, 2009 at fair value and recognized subsequent changes in the fair value in income.  The impact of EITF 00-19 has been described in note 6(b)(ix) to the condensed consolidated financial statements.

(v)

FSP No. APB 14-1:

FASB Staff position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” is effective for fiscal years beginning after December 15, 2008.  FSP No. APB 14-1 requires that debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  The Company evaluated the provisions of FSP No. APB 14-1 and determined that it did not impact any of the convertible debt instruments issued by the Company.

(vi) Subsequent events:

The Company adopted FASB Statement No. 165, “Subsequent Events” (“SFAS 165”) effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 required additional disclosure in the notes to the condensed consolidated financial statements which are contained in note 16.

(vii)  Accounting standards codification:

FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), was issued in June 2009 and is effective for interim and annual periods ending after September 15, 2009.  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company is evaluating the impact of SFAS 168 but does not expect it to have any significant impact on the condensed consolidated financial statements or consolidated financial statements of the Company.

Results of Operations

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

Services revenues:  Services revenues for the three months ended June 30, 2009 were $28,035 compared to $35,697 for the three months ended June 30, 2008.  This decrease in services revenue of approximately $7,700 results from a decrease in software support for on-premises customers of $11,300 along with a decrease in services of $5,600 provided to a customer in 2009 compared to services done for that customer in 2008.  These decreases were partially offset by an increase in sales of approximately $9,200 to software-as-a-service (“Saas”) customers in 2009.

Products revenues:  Products revenues for the three months ended June 30, 2009 were $Nil compared to $17,557 for the three months ended June 30, 2008.  There were no product sales in 2009 due to discontinuing sales of on-premises licenses in 2008.

Gross profit (loss):  Gross profit (loss) for the three months ended June 30, 2009 was $(29,343) (105% of revenue) compared to $37,307 (71% of revenue) for the three months ended June 30, 2008.

The decrease in gross profit in 2009 compared to 2008 results primarily from the impact of costs incurred in 2009 related to implementation of initial services for our Saas customers.

General and administrative expenses:  General and administrative expenses for the three months ended June 30, 2009 were $413,567 compared to $627,972 for the three months ended June 30, 2008.  The decrease in costs of approximately $214,400 includes the following significant items:

•

Increase in compensation costs of approximately $13,800 in 2009 compared to 2008 resulting from hiring an administrative assistant in the summer of 2008 partially offset by a decrease in the U.S dollar equivalent compensation for our Chief Financial Officer in 2009 who is paid in Canadian dollars.

•

Decrease in stock based compensation of approximately $121,700 in 2009 compared to 2008.  In 2009, stock based compensation for staff was $2,200. In 2008, stock related compensation was $123,900 resulting primarily from issuing warrants to our President and Chief Executive Officer and our Chief Financial Officer in late 2007.

•

Decrease in expense for investor relations and communications services of approximately $133,000 in 2009 compared to 2008.  In 2009, we incurred $20,600 in cash based expenses for these services.  In 2008, we incurred $39,000 in cash based expenses and $114,600 in stock based expenses for these services.

•

Decrease in legal expense of approximately $2,500 in 2009 compared to 2008.

•

Decrease in accounting expense of approximately $48,700 in 2009 compared to 2008 resulting from a reduction in fees in 2009 compared to 2008 and less use of part-time accounting assistance in 2009.

•

Increase in rent expense of approximately $40,500 in 2009 compared to 2008 due primarily to higher costs for our office in California in 2009 which were partially offset by a reduction in costs resulting from closing our office in Ottawa, Canada in late 2008.

•

Decrease in travel expense of approximately $15,700 in 2009 compared to 2008 due to a reduction in travel for financing purposes.

•

Increase in bank charges, administration fees and tax related penalties of approximately $46,500 in

2009 compared to 2008.

•

Increase in insurance expense of approximately $9,100 in 2009 compared to 2008 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Decrease in other miscellaneous costs of approximately $2,700 in 2009 compared to 2008.

Sales and marketing expenses:  Sales and marketing expenses for the three months ended June 30, 2009 were $202,512 compared to $653,496 for the three months ended June 30, 2008.  The decrease in costs of approximately $451,000 includes the following significant items:

•

Decrease in compensation related costs of approximately $302,200 in 2009 compared to 2008 due primarily to a reduction in the number of staff involved in sales and marketing activities.  .

•

Decrease in stock based compensation of approximately $32,300 in 2009 compared to 2008.  In 2009, stock based compensation was a recovery of $20,600 resulting from the reversal of expense for stock options and common stock forfeited by our Vice President Sales partially offset by the expense of stock options awarded to staff in December 2008 and February 2009.  In 2008, stock related compensation was $11,700 and included the cost for a warrant awarded to our Chief marketing Officer partially offset by the reversal of expense for stock options forfeited by staff.

•

Decrease in consulting and related services of approximately $97,400 in 2009 compared to 2008.  In 2009, we incurred costs of $44,300 for public relations services, lead generation and research analysts.  In 2007, we incurred $141,700 for these services.

•

Decrease in travel expenses of approximately $11,400 in 2009 compared to 2008 due to a reduction in staff in 2009.

•

Decrease in telephone expense of approximately $3,900 in 2009 compared to 2008 due to a reduction in staff in 2009.

•

Decrease in other miscellaneous costs of approximately $3,800 in 2009 compared to 2008.

Research and development expenses:  Research and development expenses for the three months ended June 30, 2009 were $95,109 compared to $299,666 for the three months ended June 30, 2008.  The decrease in costs of approximately $204,600 includes the following significant items:

•

Decrease in stock based compensation of approximately $53,000 in 2009 compared to 2008.  In 2009, there was no stock based compensation as a result of discontinuing our in-house research and development activities.  In 2008, stock based compensation was $53,000 for our former Chief Technical Officer.

•

Decrease in compensation related costs of approximately $59,200 in 2009 compared to 2008.  In 2008, we discontinued our research and development activities in Ottawa, Ontario due to outsourcing product development and testing to India, China and then Belarus.  In addition, we terminated our Chief Technical Officer in late 2008.

•

Decrease in consulting expense of approximately $93,400 in 2009 compared to 2008 resulting primarily from a decrease in costs for outsourcing our product development and testing.

•

Decrease in travel costs of approximately $10,800 in 2009 compared to 2008.  In 2008, travel included a trip to China.  There was no travel in 2009.

•

Increase in costs of approximately $13,100 in 2009 compared to 2008 due to a reduction in tax credits available in Ontario, Canada.

•

Decrease in other miscellaneous costs of approximately $1,300 in 2009 compared to 2008.

Interest expense:  Interest expense decreased from $650,871 for the three months ended June 30, 2008 to $247,880 for the three months ended June 30, 2009.  This decrease results primarily from a reduction in accretion on debentures issued by the Company on September 28, 2007 partially offset by accretion and intrinsic value on debentures and promissory notes issued by the Company during the three months ended June 30, 2009.  The September 28, 2007 debentures were fully accreted to face value at March 31, 2009 and consequently, there was no charge to interest expense for the three months ended June 30, 2009.

Loss on extinguishment of debt:  Loss on extinguishment of debt was $652,948 for the three months ended June 30, 2009 compared to $Nil for the three months ended June 30, 2008.  In 2009, the Company amended and restated $8,885,200 of debentures and promissory notes which resulted in a loss.

Gain (loss) on embedded derivatives:  Gain on embedded derivatives was $1,756,434 for the three months ended June 30, 2009 compared to a gain of $2,053,039 for the three months ended June 30, 2008.  In September 2007, June 2008, July 2008, August 2008 and October 2008, the Company closed debenture financings that included embedded derivative liabilities.  The change in fair value of the embedded derivatives for the debentures described above as at June 23, 2009 when the debentures were amended and restated compared to March 31, 2009 resulted in a gain of approximately $103,200.  The change in fair value of the embedded derivatives for the amended and restated debentures at June 23, 2009 compared to June 30, 2009 together with the change in fair value of the embedded derivatives for the amended and restated promissory notes issued on June 23, 2009 resulted in a gain of approximately $1,653,200.  In 2008, the change in fair value of the embedded derivatives for the September 2007 and June 2008 debentures at June 30, 2008 compared to the previous carrying value on March 31, 2008 and June 12, 2008, respectively, resulted in a gain of approximately $2,053,000.

Gain on warrants:  Gain on warrants was $2,164,141 for the three months ended June 30, 2009 compared to $1,673,467 for the three months ended June 30, 2008.  Effective January 1, 2009, we changed our method of accounting for 10,719,875 of our warrants.  On March 31, 2009, 10,346,876 of these warrants were outstanding.  On June 22, 2009, we issued 2,114,000 shares of common stock on the exchange of 2,114,000 of the warrants resulting in a balance of 8,232,876 warrants outstanding at June 30, 2009.  The estimated fair value of the 8,232,876 warrants on June 30, 2009 compared to the estimated fair value on March 31, 2009 resulted in a gain of approximately $1,399,600.  The estimated fair value of the 2,114,000 warrants on June 22, 2009 compared to the estimated fair value on March 31, 2009 resulted in a gain of approximately $116,200.  In addition, we changed the classification of other warrants from equity to a liability on January 30, 2009.  The estimated fair value of these warrants on June 30, 2009 compared to the estimated fair value on March 31, 2009 resulted in a gain of approximately $648,300.  The gain of approximately $1,673,500 for the three months ended June 30, 2008 represents the impact for that period of retroactively applying the method of accounting for our warrants.

Loss on fixed assets:  Loss on fixed assets was $1,071 for the three months ended June 30, 2009 compared to a loss of $14,728 for the three months ended June 30, 2008.  In 2009, the Company disposed of some computer equipment.  In 2008, the Company closed its office in Ottawa, Canada and incurred a loss on disposal of computer equipment and office furniture.

Foreign exchange loss:  Foreign exchange loss for the three months ended June 30, 2009 was $19,025 compared to a loss of $5,307 for the three months ended June 30, 2008.

Net income:  Net income was $2,259,120 ($0.27 per share basic and $0.00 on a diluted basis) for the three months ended June 30, 2009 compared to a net income of $1,514,903 ($0.22 per share basic and $0.01 on a diluted basis) for the three months ended June 30, 2008.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Services revenues:  Services revenues for the six months ended June 30, 2009 were $47,269 compared to $62,243 for the six months ended June 30, 2008.  This decrease in services revenue of approximately $15,000 results from a decrease in software support for on-premises customers of $26,500 and a decrease in services provided to a customer in 2009 compared to services done for that customer in 2008 of $12,300 partially offset by an increase in sales of approximately $23,800 to software-as-a-service (“Saas”) customers in 2009.

Products revenues:  Products revenues for the six months ended June 30, 2009 were $Nil compared to $17,557 for the six months ended June 30, 2008.  There were no product sales in 2009 due to discontinuing sales of on-premises licenses in 2008.

Gross profit (loss):  Gross profit (loss) for the six months ended June 30, 2009 was $(57,956) (123% of revenue) compared to $54,723 (69% of revenue) for the six months ended June 30, 2008.

The decrease in gross profit in 2009 compared to 2008 results primarily from the impact of costs incurred in 2009 related to implementation of initial services for our Saas customers.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2009 were $1,550,642 compared to $2,602,625 for the six months ended June 30, 2008.  The decrease in costs of approximately $1,052,000 includes the following significant items:

•

Increase in compensation costs of approximately $24,900 in 2009 compared to 2008 resulting from hiring an administrative assistant in the summer of 2008 partially offset by a decrease in the U.S dollar equivalent compensation for our Chief Financial Officer in 2009 who is paid in Canadian dollars.

•

Increase in stock based compensation of approximately $566,600 in 2009 compared to 2008.  In 2009, stock based compensation was $814,100 resulting primarily from the cancellation of warrants and stock options held by three members of management and replacing them with shares of our common stock and fully vested warrants.  In 2008, stock related compensation was $247,500 resulting primarily from issuing warrants to our President and Chief Executive Officer and our Chief Financial Officer in late 2007.

•

Decrease in expense for investor relations and communications services of approximately $1,713,900 in 2009 compared to 2008.  In 2009, we incurred $35,600 in cash based expenses for these services.  In 2008, we incurred $55,300 in cash based expenses and $1,694,200 in stock based expenses for these services.

•

Increase in legal expense of approximately $12,600 in 2009 compared to 2008.  In 2009, we incurred costs for ongoing services from our securities counsel and fees for other general legal services.  In 2008, we only incurred fees primarily for ongoing services from our securities counsel.

•

Decrease in accounting expense of approximately $62,900 in 2009 compared to 2008 resulting from a reduction in fees in 2009 and less use of part-time accounting assistance in 2009.

•

Increase in rent expense of approximately $59,800 in 2009 compared to 2008 due primarily to higher costs for our office in California in 2009 which were partially offset by a reduction in costs resulting from closing our office in Ottawa, Canada in late 2008.

•

Decrease in travel expense of approximately $11,400 in 2009 compared to 2008 due to a reduction in travel for financing purposes.

•

Increase in bank charges, administration fees and tax related penalties of approximately $48,100 in 2009 compared to 2008.

•

Increase in insurance expense of approximately $25,100 in 2009 compared to 2008 resulting from an increase in the level of coverage and the addition of director and officer coverage.

•

Decrease in other costs of approximately $900 in 2009 compared to 2008.

Sales and marketing expenses:  Sales and marketing expenses for the six months ended June 30, 2009 were $639,812 compared to $1,355,306 for the six months ended June 30, 2008.  The decrease in costs of approximately $715,500 includes the following significant items:

•

Decrease in compensation related costs of approximately $383,000 in 2009 compared to 2008 due primarily to a reduction of staff involved in sales and marketing activities.

•

Increase in stock based compensation of approximately $15,500 in 2009 compared to 2008.  In 2009, stock based compensation was $59,900 resulting from awarding stock options to staff in December 2008 and February 2009 and the costs in 2009 for a warrant awarded to our Chief Marketing Officer in 2008.  In 2008, stock related compensation was $44,400 and included the cost for a warrant awarded to our Chief marketing Officer partially offset by a recovery of stock related compensation due to a reduction of our staff in Canada.

•

Decrease in consulting and related services of approximately $317,900 in 2009 compared to 2008.  In 2009, we incurred costs of $86,400 for public relations services, lead generation and research analysts.  In 2008, we incurred $404,300 for these services.

•

Decrease in travel expenses of approximately $19,000 in 2009 compared to 2008 due to a reduction in staff in 2009.

•

Decrease in telephone expense of approximately $6,800 in 2009 compared to 2008 due to a reduction in staff in 2009.

•

Decrease in other miscellaneous costs of approximately $4,300 in 2009 compared to 2008.

Research and development expenses:  Research and development expenses for the six months ended June 30, 2009 were $272,603 compared to $589,556 for the six months ended June 30, 2008.  The decrease in costs of approximately $317,000 includes the following significant items:

•

Decrease in stock based compensation of approximately $95,200 in 2009 compared to 2008.  In 2009, there was no stock based compensation as a result of discontinuing our in-house research and development activities.  In 2008, stock based compensation was $95,200 for staff no longer with the Company in 2009.

•

Decrease in compensation related costs of approximately $178,100 in 2009 compared to 2008.  In 2008, we discontinued our research and development activities in Ottawa, Ontario due to outsourcing product development and testing to India, China and then Belarus.  In addition, we terminated our Chief Technical Officer in late 2008.

•

Decrease in consulting expense of approximately $78,900 in 2009 compared to 2008 resulting primarily from a decrease in costs for outsourcing of product development and testing.

•

Increase in costs of $24,200 in 2009 compared to 2008 due to the use of an outside data facility for demonstrations of our product and to deliver services to customers.

•

Decrease in travel costs of approximately $12,200 in 2009 compared to 2008.  In 2008, travel included a trip to China.  There was no travel in 2009.

•

Increase in costs of approximately $20,600 in 2009 compared to 2008 due to a reduction in tax credits available in Ontario, Canada.

•

Increase in other miscellaneous costs of approximately $2,600 in 2009 compared to 2008.

Interest expense:  Interest expense increased from $1,218,450 for the six months ended June 30, 2008 to $4,981,097 for the six months ended June 30, 2009.  This increase results primarily from the impact of accretion to face value at March 31, 2009 and expensing of financing costs on debentures issued by the Company on September

28, 2007, June 12, 2008, July 28, 2008, August 20, 2008 and October 31, 2008 and on promissory notes issued by the Company on March 23, 2009.  In addition, interest expense increased in 2009 compared to 2008 as a result of accretion and intrinsic value on debentures and promissory notes issued on June 23, 2009 and April 29, 2009, respectively.

Loss on extinguishment of debt:  Loss on extinguishment of debt was $652,948 for the six months ended June 30, 2009 compared to $Nil for the six months ended June 30, 2008.  In 2009, the Company amended and restated $8,885,200 of debentures and promissory notes which resulted in a loss.

Gain (loss) on embedded derivatives:  Gain on embedded derivatives was $12,445,944 for the six months ended June 30, 2009 compared to a loss of $(674,789) for the six months ended June 30, 2008.  In September 2007, June 2008, July 2008, August 2008 and October 2008, the Company closed debenture financings that included embedded derivative liabilities.  The change in fair value of the embedded derivatives for the debentures described above as at June 23, 2009 when the debentures were amended and restated compared to December 31, 2008 resulted in a gain of approximately $10,792,700.  The change in fair value of the embedded derivatives for the amended and restated debentures at June 23, 2009 compared to June 30, 2009 together with the change in fair value of the embedded derivatives for the amended and restated promissory notes issued on June 23, 2009 resulted in a gain of approximately $1,653,200.  In 2008, the change in fair value of the embedded derivatives for the September 2007 and June 2008 debentures at June 30, 2008 compared to the previous carrying value on December 31, 2007 and June 12, 2008, respectively, resulted in a loss of approximately $674,800.

Gain (loss) on warrants:  Gain on warrants was $5,271,882 for the six months ended June 30, 2009 compared to a loss of $(618,585) for the six months ended June 30, 2008.  Effective January 1, 2009, we changed our method of accounting for 10,719,875 of our warrants.  The estimated fair value of the warrants on that date compared to the estimated fair value on March 23, 2009 and March 24, 2009 when the warrants were modified resulted in a gain of approximately $2,831,000.  On March 31, 2009, 10,346,876 of these warrants were outstanding.  On June 22, 2009, we issued 2,114,000 shares of common stock on the exchange of 2,114,000 of the warrants resulting in a balance of 8,232,876 outstanding at June 30, 2009.  The estimated fair value of the 8,232,876 warrants on June 30, 2009 compared to the estimated fair value on March 31, 2009 resulted in a gain of approximately $1,399,600.  The estimated fair value of the 2,114,000 warrants on June 22, 2009 compared to the estimated fair value on March 31, 2009 resulted in a gain of approximately $116,200.

In addition, we changed the classification of other warrants from equity to a liability on January 30, 2009.  The estimated fair value of these warrants on January 30, 2009 or the date of issuance, if later, compared to the estimated fair value on June 30, 2009 resulted in a gain of approximately $925,000.  The loss of $618,585 for the six months ended June 30, 2008 represents the impact for that period of retroactively applying the method of accounting for our warrants.

Loss on modification of warrants:  Loss on modification of warrants was $121,751 for the six months ended June 30, 2009 compared to a loss of $Nil for the six months ended June 30, 2008.  In 2009, the Company agreed to exchange warrants to purchase 10,719,875 shares of common stock of the Company for 10,719,875 shares of common stock.  The fair value of the 10,719,875 shares of common stock of the Company was $2,170,085 and the fair value of the warrants to purchase 10,719,875 shares of common stock of the Company was $2,048,334.  As a consequence, the Company recognized a loss on modification of the warrants.

Foreign exchange loss:  Foreign exchange loss for the six months ended June 30, 2009 was $14,097 compared to a loss of $2,229 for the six months ended June 30, 2008.

Net income (loss):  Net income was $9,426,090 ($1.16 per share basic and $0.02 on a diluted basis) for the six months ended June 30, 2009 compared to a net loss of $7,007,377 ($1.03 per share basic and on a diluted basis) for the six months ended June 30, 2008.  Our revenues and future profitability and future rate of growth are substantially dependent upon our ability to:

•

sell our software as a service to a sufficient number of clients

•

provide enhanced benefits to existing users through ongoing improvements to our software applications; and

•

successfully develop related software applications.

Financial Condition and Liquidity

General:  At June 30, 2009, the Company had negative working capital of $10,977,001 compared to negative working capital of $16,082,720 at December 31, 2008.  The change in working capital at June 30, 2009 compared to December 31, 2008 results primarily from a decrease in our cash balances, the impact of a decrease in the short-term portion of our long-term debt, decrease in our embedded derivatives liability and the increase in warrants liability.  The Company had cash of $405,715 at June 30, 2009 compared to cash of $648,781 at December 31, 2008.  The cash balance at June 30, 2009 is not sufficient to satisfy the requirements of our plan of operations.  Consequently, the Company will require additional capital in 2009 and increases to revenue on a profitable basis.  The Company cannot be certain that sufficient resources will be available to satisfy its ongoing liquidity requirements.  The factors above raise substantial doubt about the Company’s ability to continue as a going concern.  Management is reviewing various options to address its working capital and cash flow needs, including without limitation the issuance of new debt or equity securities in one or more series or classes and the negotiation of repayment terms of accounts payable, accrued liabilities and long-term debt.  The Company’s ability to continue as a going concern is subject to management’s ability to successfully implement the above plans.  Failure to implement these plans could have a material adverse effect on the Company’s position and or results of operations and may result in ceasing operations.  Even if successful in obtaining financing in the near term, the Company cannot be certain that cash generated from its future operations will be sufficient to satisfy its liquidity requirements in the longer term and it may need to continue to raise capital by selling additional equity or by obtaining credit facilities.

Net cash used in operating activities:  During the six months ended June 30, 2009, the Company used $1,653,190 of cash in operations compared to a use of cash in operations of $2,056,772 for the six months ended June 30, 2008.  The use of cash in operations for the six months ended June 30, 2009 resulted from net income of $9,426,090 decreased by a gain on embedded derivatives of $12,445,944, gain on warrants of $5,271,882, government contribution of $11,682 and net change in non-cash working capital of $40,846 offset by the following non-cash expenses: consulting fees of $22,474, compensation expense of $874,008, interest expense of $4,973,617, loss on extinguishment of debt of $652,948, depreciation of $45,205, loss on fixed assets of $1,071 and loss on modification of warrants of $121,751.  The use of cash for the six months ended June 30, 2008 resulted from a net loss of $7,007,377 offset by the following non-cash expenses: consulting fees of $1,806,592, compensation expense of $387,071, loss on embedded derivatives of $674,789, loss on warrants of $618,585, interest expense of $1,196,556, loss on fixed assets of $14,728, depreciation expense of $44,246 and net change in non-cash working capital of $208,038.

Net cash used by investing activities:  During the six months ended June 30, 2009, the Company purchased property and equipment for $11,923.  During the six months ended June 30, 2008, the Company purchased property and equipment for $31,713.

Net cash provided by financing activities:  During the six months ended June 30, 2009, the Company received $960,000 from the issuance of 10% secured promissory notes originally maturing on June 30, 2009.  In addition, the Company received $470,000 from the issuance of non-interest bearing debentures due October 31, 2010 (net of issuance costs of $30,000) and $15,901 pursuant to a repayable assistance program with the Government of Canada for its office in St. John’s, Newfoundland.  During the six months ended June 30, 2009, the Company repaid $28,898 to the Government of Canada.  During the six months ended June 30, 2008, the Company received $365,000 from the issuance of non-interest bearing debentures due June 12, 2010 (net of issuance costs of $35,000) and received $101,617 pursuant to the repayable assistance program with the Government of Canada for its office in St. John’s, Newfoundland.  During the six months ended June 30, 2008, the Company repaid $99,980 to a lender.

Commitments:

(a)  Operating lease

The Company has an operating lease for office space in the U.S. that expires on August 31, 2009 and two operating leases for office space in Canada that expire on December 31, 2010.  The future minimum lease payments including operating costs are as follows:

Year	Amount
2009	94,288
2010	91,697
Total	$185,985

In July 2008, the Company entered into a sublet agreement for one of the locations in Canada.  Under the terms of that agreement, the Company will receive lease payments, including operating costs, as follows:  2009 - $37,224 and 2010 - $68,243.

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

Management’s Report on Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  A material weakness is a significant deficiency, as defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, or a combination of significant deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.  Based on our assessment our management has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to the existence of the significant internal control deficiencies described below.

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

In connection with the preparation of our condensed consolidated financial statements for the six months ended June 30, 2009, we have identified the following weaknesses in our internal control system:  (1) a lack of segregation of duties, (2) a lack of formal procedures relating to all areas of financial reporting including a lack of detailed supervisory review by management and (3) signing authority with respect to corporate bank accounts.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk that material misstatements in our condensed consolidated financial statements will not be prevented or detected on a timely basis.  The Company considered these matters in connection with the period-end closing of accounts and preparation of the related condensed consolidated financial statements and determined that no prior period financial statements were materially affected by such matters.  Notwithstanding the material weaknesses identified by our previous independent registered public accountants, we believe that the condensed consolidated financial statements and other financial information included in this Report, fairly present in all material respects, the financial condition, results of operation and cash flows of the Company as of, and for, the periods represented in this report.

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

Due to the size of our Company, and as a consequence of the lack segregation of duties, we do not have formal month end close procedures.  In addition, the Company’s policies and procedures do not provide for sufficiently detailed supervisory review controls with respect to our accounting functions.  As a result, there is a lack of timely review of the condensed consolidated financial statements and Forms 10-Q and 10-K.  This deficiency results in more than a remote likelihood that a material misstatement would not be prevented or detected in the Company’s annual or interim financial statements.  This significant internal control deficiency has not been remediated as of the end of the period covered by this Report.

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

ITEM 1A.  RISK FACTORS.

In addition to other information set forth in this Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no material changes from the risk factors during the six months ended June 30, 2009.

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

•

On February 2, 2009, the Company granted warrants to employees of the Company to purchase 1,320,000 shares of common stock of the Company at $0.20 per share.  Of these warrants, 330,000 vest on June 30, 2009 and the balance vest at the rate of 55,000 per month for eighteen months commencing on July 31, 2009.  On March 19, 2009, 660,000 of these warrants were forfeited.  On May 26, 2009, 660,000 of these warrants were forfeited.

•

On February 2, 2009, the Company approved the issuance of 400,000 shares of common stock of the Company to employees of the Company.  Of these shares, 200,000 vest on March 31, 2009 and 200,000 vest on June 30, 2009.  On March 19, 2009, 200,000 of these shares of common stock were forfeited.  On May 26, 2009, 200,000 of these shares of common stock were forfeited.

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

•

On March 19, 2009, the Company did not make a payment of $29,011 due on $522,200 of its debentures.  On March 24, 2009, the Company and the holders of the debentures entered into an agreement to amend the debentures so that monthly payments of $47,472 were due on October 19, 2009 and the 19th day of each month thereafter.  In addition, the lenders agreed to waive their rights to demand payment of the debentures and waived any penalties and interest due as a result of the payment that was not made by the Company on March 19, 2009.  As consideration for the modification of the payment terms and waiver of anti-dilution provisions that would have had the effect of reducing the conversion price on the debentures and the exercise price on the warrants from $0.20 per share to $0.19, the Company agreed to exchange 372,999 warrants held by the lenders for 372,999 shares of common stock of the Company.  On March 25, 2009, the Company issued 372,999 shares of common stock of the Company in exchange for the cancellation of 372,999 warrants.

During the three months ended June 30, 2009, the Company completed the following transactions:

•

On April 29, 2009, the Company issued $400,000 of 10% Secured Promissory Notes due on June 30, 2009.  The notes bear interest at the rate of 10% per annum and are convertible into shares of common stock of the Company at $0.15 per share.  As a result of issuing these notes with a conversion price of $0.15 per share, the Company was required to reduce the exercise price on $7,925,200 of its debentures from $0.20 per share to $0.15 per share.  In addition, the exercise price on 3,438,003 warrants issued by the Company was reduced from $0.20 per share to $0.15 per share and the number of warrants was increased from 3,438,003 to 4,584,004.

•

On June 22, 2009, the Company issued 2,114,000 shares of common stock of the Company in exchange for the cancellation of 2,114,000 warrants.

•

On June 23, 2009, the Company issued $9,113,980 of non-interest bearing convertible debentures maturing on October 31, 2010 in exchange for $4,070,000 of non-interest bearing convertible debentures maturing on September 28, 2009, $444,400 of non-interest bearing convertible debentures maturing on June 12, 2010, $1,222,100 of non-interest bearing debentures maturing on July 28, 2010, $522,200 of non-interest bearing convertible debentures maturing on August 20, 2010 and $1,666,500 of non-interest bearing convertible debentures maturing on October 31, 2010.  On the same date, the Company issued $1,127,164 of 10% secured convertible promissory notes maturing on October 31, 2010 in exchange for $960,000 of 10% secured promissory notes maturing on June 30, 2009.  The conversion price of the debentures and the promissory notes issued on June 23, 2009 was set at the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.  The effective conversion price on June 23, 2009 was $0.055335.  As a consequence, the exercise price on 4,584,004 warrants issued by the Company was reduced was reduced from $0.15 per share and the number of warrants was increased from 4,584,004 to 12,426,144.

For the period from July 1, 2009 to July 31, 2009, the Company completed the following transactions:

•

On July 2, 2009, the Company agreed to modify the conversion price on $150,000 of 10% promissory notes from $0.91 per share to the lesser of $0.145 per share or 85% of the lowest volume weighted average trading price for shares of common stock of the Company for twenty trading days prior to conversion.

•

On July 16, 2009, the Company issued 164,836 shares of common stock of the Company on the conversion of $2,718 of the $150,000 10% promissory note referred to above.

The foregoing securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

 NONE

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
10.4

Letter Agreement dated April 13, 2009 by and among Blink Logic Inc. (the “Company”), Enable Growth Partners LP (“Enable Growth”), Enable Opportunity Partners LP and Pierce Diversified Strategy Master Fund LLC (7)

10.5 10.6 10.7 10.8

Letter Agreement by and between the Company and Enable Growth (7)

Letter Agreement by and between the Company and Enable Growth (7)

Letter Agreement by and between the Company and Enable Growth (7)

Form of 10% Secured Promissory Note (6)

10.9	Form of Secured Convertible Debenture dated June 23, 2009 (8)
10.10	Form of Amendment Agreement dated June 23, 2009 (8)
10.11	Form of Debenture Purchase Agreement dated June 23, 2009 (8)
10.12	Amendment Agreement dated July 2, 2009
31.a	Certification of President & Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.b	Certification of Chief Financial Officer, Secretary & Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.a	Certification of President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.b	Certification of Chief Financial Officer, Secretary & Treasurer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-05996) effective on February 1, 2008.

(4)  Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-05996), effective April 16, 2009.

(5)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective March 25, 2009.

(6)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective April 30, 2009.

(7)  Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective May 20, 2009

(8) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-05996) effective June 24, 2009

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK LOGIC INC.

By:   /s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: August 18, 2009

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   David Morris

David Morris

President & Chief Executive Officer

(principal executive officer)

Dated: August 18, 2009

/s/  Larry Bruce

Larry Bruce

Chief Financial Officer, Secretary & Treasurer

(principal financial officer and principal accounting officer)

Dated: August 18, 2009